Form 10-Q
period 1996-03-31
TREADCO INC
filed 1996-05-14
CIK 876948

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934
    For the Quarter Ended  March 31, 1996
                          ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19390
                           --------

                                TREADCO, INC.
- - -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                7534 and 5531              71-0706271
- - ------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           1101 South 21st Street
                            Fort Smith, Arkansas
                                    72901
                               (501) 788-6400
- - -----------------------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
- - -----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at May 1, 1996
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                5,072,255 shares

                                TREADCO, INC.

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
               March 31, 1996 and December 31, 1995                     3

               Consolidated Statements of Operations --
               For the Three Months Ended March 31, 1996 and 1995       5

               Consolidated Statements of Cash Flows --
               For the Three Months Ended March 31, 1996 and 1995       6

               Notes to Consolidated Financial Statements --
                March 31, 1996                                          7

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          12

  Item 2.   Changes in Securities                                      12

  Item 3.   Defaults Upon Senior Securities                            12

  Item 4.   Submission of Matters to a Vote of Security Holders        12

  Item 5.   Other Information                                          12

  Item 6.   Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                             13

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
                                                 March 31      December 31
                                                  1996            1995
                                               (Unaudited)        (Note)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $    308,596     $  1,619,901
  Accounts receivable:
     Trade receivables, less allowances for
      doubtful accounts (1996 -- $1,212,792;
      1995 -- $1,000,000)                       17,838,017       18,132,847
     Other                                       4,272,874        6,830,994
  Due from affiliates                              207,728          247,550
  Inventories - Note D                          32,000,819       32,986,490
  Prepaid expenses                                 212,744          217,393
  Federal and state income taxes                   430,089                -
  Deferred income taxes                          1,579,896        1,579,896
                                               -----------      -----------
     Total Current Assets                       56,850,763       61,615,071

PROPERTY, PLANT AND EQUIPMENT
  Land                                           2,918,834        2,706,417
  Structures                                     9,829,124        9,829,124
  Retreading and other equipment                16,950,136       16,411,345
                                               -----------      -----------
                                                29,698,094       28,946,886
  Less allowances for depreciation             (13,415,830)     (12,607,866)
                                               -----------      -----------
                                                16,282,264       16,339,020

OTHER ASSETS
  Goodwill, less amortization
   (1996 -- $3,100,323;
   1995 -- $2,984,826)                          13,502,634       13,618,131
  Noncompete agreements, less
   amortization (1996 -- $674,896;
   1995 -- $609,583)                               631,354          696,667
  Other                                            987,337          765,787
                                               -----------      -----------
                                                15,121,325       15,080,585
                                               -----------      -----------

                                              $ 88,254,352     $ 93,034,676
                                               ===========      ===========





TREADCO, INC.
CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
                                                   1996            1995
                                               (Unaudited)        (Note)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                      $  8,931,075     $  8,363,965
  Due to affiliate                                 571,553          477,469
  Accrued salaries, wages and other expenses     5,972,662        6,779,354
  Federal and state income taxes                         -          253,678
  Current portion of long-term debt                862,623          862,623
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                  16,337,913       16,737,089

LONG-TERM DEBT, less current portion             7,000,000       10,000,000


OTHER LIABILITIES                                   59,051           54,366


DEFERRED INCOME TAXES                              223,886          225,245


STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per
    share -- authorized 2,000,000 shares;
     none issued                                         -                -
  Common stock, par value $.01 per share --
    authorized 18,000,000 shares; issued and
    outstanding 5,072,255 shares                    50,723           50,723
  Additional paid-in capital                    45,623,346       45,623,346
  Retained earnings                             18,959,433       20,343,907
                                               -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                 64,633,502       66,017,976


COMMITMENTS AND CONTINGENCIES -- Note E
                                               -----------      -----------

                                              $ 88,254,352     $ 93,034,676
                                               ===========      ===========

<F1>
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Three Months Ended
                                                         March 31
                                                   1996            1995
                                                       (Unaudited)
SALES
  Non-affiliates                              $ 31,632,333     $ 33,262,875
  Affiliates                                       501,305          587,139
                                               -----------      -----------
                                                32,133,638       33,850,014
COSTS AND EXPENSES
  Materials and cost of new tires               23,565,762       23,626,788
  Salaries and wages                             5,267,861        4,661,561
  Depreciation and amortization                    860,336          720,739
  Administrative and general                     3,980,643        3,144,228
  Amortization of goodwill                         115,497          115,497
                                               -----------      -----------
                                                33,790,099       32,268,813
                                               -----------      -----------
OPERATING INCOME (LOSS)                         (1,656,461)       1,581,201

OTHER INCOME
  Interest income                                   15,129           11,328
  Gain (loss) on asset sales                         4,483             (259)
  Other                                             24,806           44,138
                                               -----------      -----------
                                                    44,418           55,207
OTHER EXPENSES
  Interest                                         160,469           38,611
  Amortization of deferred financing
    costs and noncompete agreements                 65,312           65,312
                                               -----------      -----------
                                                   225,781          103,923
                                               -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES               (1,837,824)       1,532,485

FEDERAL AND STATE INCOME TAXES
 (CREDIT) -- Note C
  Current                                         (657,601)         707,462
  Deferred                                           1,359          (76,299)
                                               -----------      -----------
                                                  (656,242)         631,163
                                               -----------      -----------
NET INCOME (LOSS)                             $ (1,181,582)    $    901,322
                                               ===========      ===========
NET INCOME (LOSS) PER SHARE                   $      (0.23)    $       .18
                                               ===========      ===========
AVERAGE SHARES OUTSTANDING                       5,072,255        5,077,933
                                               ===========      ===========
CASH DIVIDENDS PAID PER COMMON SHARE          $        .04     $       .04
                                               ===========      ===========

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                         March 31
                                                   1996            1995
                                                       (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                           $ (1,181,582)    $    901,322
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
     Depreciation and amortization                 860,336          720,739
     Amortization of goodwill                      115,497          115,497
     Amortization of noncompete agreements          65,312           65,312
     Provision for losses on accounts
      receivable                                   401,669          259,866
     Provision (credit) for deferred
      income taxes                                  (1,359)         (76,299)
     (Gain) loss on asset sales                     (4,483)             259
     Changes in operating assets and
      liabilities:
       Receivables                               2,451,281        3,839,688
       Inventories and prepaid expenses            990,320       (3,011,469)
       Other assets                               (221,550)        (125,231)
       Trade accounts payable, accrued
        expenses and taxes payable                (923,350)        (926,993)
       Due to/from affiliates                      133,906          345,752
       Other liabilities                             4,685            4,699
                                               -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        2,690,682        2,113,142

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment                                 (810,357)      (1,402,361)
  Proceeds from asset sales                         11,260           25,800
                                               -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES             (799,097)      (1,376,561)

FINANCING ACTIVITIES:
  Borrowings under revolving
   credit facility                                       -        2,000,000
  Payments under revolving credit facility      (3,000,000)      (3,000,000)
  Dividends paid                                  (202,890)        (202,890)
                                               -----------      -----------
NET CASH USED BY FINANCING ACTIVITIES           (3,202,890)      (1,202,890)

NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,311,305)        (466,309)
  Cash and cash equivalents at
   beginning of period                           1,619,901          751,756
                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    308,596     $    285,447
                                               ===========      ===========

See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE A -- ORGANIZATION

  Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991 the Company completed an initial public offering. At March 31, 1996, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C -- FEDERAL AND STATE INCOME TAXES

  The following amounts and percentages, which relate to pre-tax income, reflect the items included in income tax expense:

                                                 Three Months Ended
                                                      March 31
                                                1996           1995

Income tax at regular rates                  $ (624,860)    $  521,045
Percent                                           (34.0)%         34.0%
State taxes less federal benefits               (68,463)        73,803
Percent                                            (3.7)           4.8%
Amortization of goodwill                         35,200         43,843
Percent                                             1.9%           2.8%
Other items                                       1,881         (7,528)
Percent                                             0.1%          (0.4)%
                                              ---------      ---------
Income tax expense                           $ (656,242)    $  631,163
Percent                                           (35.7)%         41.2%
                                              =========      =========

NOTE D -- INVENTORIES

                                           March 31        December 31
                                             1996              1995

New tires and finished retreaded tires   $ 25,141,825     $ 25,579,427
Materials and supplies                      6,858,994        7,407,063
                                          -----------      -----------

                                         $ 32,000,819     $ 32,986,490
                                          ===========      ===========

NOTE E -- LITIGATION

  Other than as discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company.

  On October 30, 1995, the Company filed a lawsuit in Arkansas State Court alleging that Bandag and certain of its officers and employees have violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from the Company. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, the Company's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring the Company's employees to work for Bandag or any of its franchisees, from diverting or soliciting the Company's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of the Company's confidential information.

  On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995. Treadco is opposing both the State Court and Federal District Court filings by Bandag, but is participating in arbitration proceedings pending the Federal judge's ruling. .

NOTE F -- CREDIT AGREEMENT

  The Company has a revolving credit agreement with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Credit Agreement expires in September 1998 unless renewed or extended. Borrowings under the Credit Agreement bear interest, at the Company's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At March 31, 1996 the average interest rate on the Credit Agreement was 6.1%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $7 million borrowed under the Credit Agreement as of March 31, 1996.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has converted eight of its production facilities that were under Bandag, Incorporated ("Bandag") retread franchises to Oliver Rubber Company ("Oliver") licensed facilities. The converted locations are Little Rock, West Memphis, Pine Bluff, Springdale and Fort Smith (AR), Phoenix (AZ), Springfield (MO) and San Antonio (TX). The Company plans to complete the conversion of its remaining Bandag franchises to the Oliver process by the end of the third quarter.

The conversion has resulted in up to two lost production days during each change, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                                   Three Months Ended
                                                        March 31
                                                     1996      1995
COSTS AND EXPENSES
   Materials and cost of new tires                   73.3%     69.8%
   Salaries and wages                                16.4      13.8
   Depreciation and amortization                      2.7       2.1
   Administrative and general                        12.4       9.3
   Amortization of goodwill                           0.4       0.3
                                                    -----     -----
                                                    105.2%     95.3%
                                                    =====     =====

The Company is affected by seasonal fluctuations, which influence the demand for retreads and new tires. The Company generally experiences reduced demand for retreads and new tires in the first quarter due to more difficult driving and tire maintenance conditions resulting from inclement weather. The Company is also subject to cyclical national and regional economic conditions.

Three Months Ended March 31, 1996 as Compared to Three Months
Ended March 31, 1995

Sales for the three months ended March 31, 1996 decreased 5.1% to $32.1 million from $33.9 million for the three months ended March 31, 1995. Sales from retreading for the three months ended March 31, 1996 were $17.1 million, a 6.9% decrease from $18.4 million during the three months ended March 31, 1995. Sales of new tires for the three months ended March 31, 1996 were $15.0 million, a 2.9% decrease from $15.5 million during the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company sold approximately 137,000 retreaded truck tires, a decrease of 4.8% from the three months ended March 31, 1995 and new tires sold decreased 4.7% to 81,000 tires.

Economic conditions continued to weaken demand for both new replacement and retreaded truck tires during the quarter. The Company faces new competition at many of its locations, which has placed added pricing pressure in the marketplace. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in some cases the business retained is at lower margins.

Retread sales for the three months ended March 31, 1995 included $1.2 million of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For the three months ended March 31, 1996, "same store" sales decreased 9.6% which was offset in part by a 4.5% increase from "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from new production facilities in St. Louis (MO), Las Vegas (NV) and Nashville (TN) and new sales locations in Fontana (CA) and Fulton (KY). The Company plans to convert its Fontana (CA) sales locations to a production facility later this year.

Operating costs and expenses were $33.8 million for the three months ended March 31, 1996 compared to $32.3 million during the three months ended
March 31, 1995. The increase in sales and operating costs and expenses resulted in operating loss of $1.7 million compared to operating income of $1.6 million during the three months ended March 31, 1995. The Company had a net loss of $1,182,000, or $.23 loss per share, compared to net income of $901,000, or $.18 per share during the three months of March 31, 1995. Average shares outstanding were 5.1 million for each of the three months ended March 31, 1996 and 1995.

Operating costs and expenses as a percent of sales were 105.2% for the three months ended March 31, 1996 compared to 95.3% for the three months ended March 31, 1995. Materials and cost of new tires as a percent of sales increased to 73.3% for the three months ended March 31, 1996 from 69.8% during the three months ended March 31, 1995, resulting primarily from expenses incurred during the conversion process and because lower new tire prices have reduced margins. Salaries and wages as a percent of sales increased to 16.4% for the three months ended March 31, 1996 from 13.8% during the three months ended March 31, 1995. The majority of the increase resulted from a smaller revenue base and from labor costs at six new locations which have not reached adequate productivity levels. Administrative and general expenses as a percent of sales increased to 12.4% for the three months ended March 31, 1996 from 9.3% for the three months ended March 31, 1995. The increase resulted primarily from higher insurance costs, expenses associated with employee medical benefits and increased legal fees relating to the Bandag lawsuit.

Interest expense for the three months ended March 31, 1996 was $160,000 compared to $39,000 for the three months ended March 31, 1995. The increase resulted primarily from the increase in debt outstanding.

The difference between the effective tax rate for the three months ended March 31, 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note C to the unaudited consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 3.48:1 at March 31, 1996, compared to 3.68:1 at December 31, 1995. Net cash provided by operating activities was $2.7 million for the three months ended March 31, 1996, compared to $2.1 million for the three months ended March 31, 1995. The increase is due primarily to the changes in inventories offset in part by the Company's net loss.

The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At March 31, 1996, the borrowing base was $27.1 million. The Credit Agreement expires in September 1998, unless renewed or extended. Borrowings under the Credit Agreement bear interest, at the Company's options, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At March 31, 1996, the average interest rate on the Credit Agreement was 6.1%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $7 million borrowed under the Credit Agreement as of March 31, 1996.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests which have been met.

                                  PART II.
                              OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

  From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. Other than as discussed below, the Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company generally maintains liability insurance against risks arising out of the normal course of its business (see note E to the Company's Unaudited Consolidated Financial Statements).

  On October 30, 1995, the Company filed a lawsuit in Arkansas State Court alleging that Bandag and certain of its officers and employees have violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin
G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchises, from diverting or soliciting Treadco's customers to buy from Bandag franchises other than Treadco, and from disclosing or using any of Treadco's confidential information.

  On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995. Treadco is opposing both the State Court and Federal District Court filings by Bandag, but is participating in arbitration proceedings pending the Federal judge's ruling.

ITEM 2.             CHANGES IN SECURITIES.
  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
  None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  None

ITEM 5.                 OTHER INFORMATION.
  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TREADCO, INC.
                                           (Registrant)

Date:  May 13, 1996              s/Donald L. Neal
                                 -----------------------------
                                 Donald L. Neal
                                 Senior Vice President - Chief
                                 Financial Officer
                                 and Principal Accounting
                                 Officer