Form 10-Q
period 1996-06-30
TREADCO INC
filed 1996-08-13
CIK 876948

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Quarter Ended  June 30, 1996
                          ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19390
                           --------

                                TREADCO, INC.
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                7534 and 5531              71-0706271
- ------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           1101 South 21st Street
                            Fort Smith, Arkansas
                                    72901
                               (501) 788-6400
- -----------------------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
- -----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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

                Class                     Outstanding at August 1, 1996
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                5,072,255 shares

                                TREADCO, INC.

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
               June 30, 1996 and December 31, 1995                      3

               Consolidated Statements of Operations --
               For the Three and Six Months Ended
               June 30, 1996 and 1995                                   5

               Consolidated Statements of Cash Flows --
               For the Three Months Ended June 30, 1996 and 1995        6

               Notes to Consolidated Financial Statements --
                June 30, 1996                                           7

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          15

  Item 2.   Changes in Securities                                      15

  Item 3.   Defaults Upon Senior Securities                            15

  Item 4.   Submission of Matters to a Vote of Security Holders        15

  Item 5.   Other Information                                          15

  Item 6.   Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                             16

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
                                                 June 30       December 31
                                                  1996            1995
                                               (Unaudited)        (Note)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $          -     $  1,619,901
  Accounts receivable:
     Trade receivables, less allowances for
      doubtful accounts (1996 -- $1,355,357;
      1995 -- $1,000,000)                       19,077,836       18,132,847
     Other                                       5,196,422        6,830,994
  Due from affiliates                              160,866          247,550
  Inventories - Note D                          30,279,128       32,986,490
  Prepaid expenses                                 215,581          217,393
  Federal and state income taxes                   814,759                -
  Deferred income taxes                          1,579,896        1,579,896
                                               -----------      -----------
     Total Current Assets                       57,324,488       61,615,071

PROPERTY, PLANT AND EQUIPMENT
  Land                                           2,998,834        2,706,417
  Structures                                    10,384,655        9,829,124
  Retreading and other equipment                24,281,879       16,411,345
                                               -----------      -----------
                                                37,665,368       28,946,886
  Less allowances for depreciation             (12,422,222)     (12,607,866)
                                               -----------      -----------
                                                25,243,146       16,339,020

OTHER ASSETS
  Goodwill, less amortization
   (1996 -- $3,215,820;
   1995 -- $2,984,826)                          13,387,137       13,618,131
  Noncompete agreements, less
   amortization (1996 -- $740,208;
   1995 -- $609,583)                               566,042          696,667
  Other                                          2,294,609          765,787
                                               -----------      -----------
                                                16,247,788       15,080,585
                                               -----------      -----------

                                              $ 98,815,422     $ 93,034,676
                                               ===========      ===========





TREADCO, INC.
CONSOLIDATED BALANCE SHEETS

                                                 June 30       December 31
                                                   1996            1995
                                               (Unaudited)        (Note)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                              $    418,983     $          -
  Trade accounts payable                        13,690,751        8,363,965
  Due to affiliate                                 542,776          477,469
  Accrued salaries, wages and other expenses     6,747,719        6,779,354
  Federal and state income taxes                         -          253,678
  Current portion of long-term debt              1,844,794          862,623
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                  23,245,023       16,737,089



LONG-TERM DEBT, less current portion            11,822,616       10,000,000


OTHER LIABILITIES                                   63,825           54,366


DEFERRED INCOME TAXES                               54,926          225,245


STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per
    share -- authorized 2,000,000 shares;
     none issued                                         -                -
  Common stock, par value $.01 per share --
    authorized 18,000,000 shares; issued and
    outstanding 5,072,255 shares                    50,723           50,723
  Additional paid-in capital                    45,623,346       45,623,346
  Retained earnings                             17,954,963       20,343,907
                                               -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                 63,629,032       66,017,976

COMMITMENTS AND CONTINGENCIES -- Note E
                                               -----------      -----------
                                              $ 98,815,422     $ 93,034,676
                                               ===========      ===========

<F1>
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
                             Three Months Ended         Six Months Ended
                                  June 30                   June 30
                             1996         1995          1996        1995
                                             (unaudited)

SALES
  Non-affiliates         $35,485,903   $37,451,191  $67,118,236  $70,714,066
  Affiliates                 628,592       606,746    1,129,897    1,193,885
                         -----------   -----------  -----------  -----------
                          36,114,495    38,057,937   68,248,133   71,907,951

COSTS AND EXPENSES
 Materials and cost
  of new tires            26,337,098    26,451,165   49,902,860   50,077,953
 Salaries and wages        5,532,265     5,019,884   10,800,126    9,681,445
 Depreciation and
  amortization             1,002,312       807,545    1,862,648    1,528,284
Administrative and
  general                  4,448,746     3,847,855    8,429,389    6,992,083
 Amortization of
  goodwill                   115,497       115,497      230,994      230,994
                         -----------   -----------  -----------  -----------
                          37,435,918    36,241,946   71,226,017   68,510,759
                         -----------   -----------  -----------  -----------
OPERATING INCOME (LOSS)   (1,321,423)    1,815,991   (2,977,884)   3,397,192

OTHER INCOME
 Interest income               3,982         6,923       19,111       18,251
 Gain on asset sales         132,504       151,412      136,987      151,153
 Other                        37,349        28,937       62,155       73,075
                         -----------   -----------  -----------  -----------
                             173,835       187,272      218,253      242,479
OTHER EXPENSES
 Interest                    157,984       121,892      318,453      160,503
 Other amortization           65,313        65,313      130,625      130,625
                         -----------   -----------  -----------  -----------
                             223,297       187,205      449,078      291,128
                         -----------   -----------  -----------  -----------
INCOME (LOSS) BEFORE
 INCOME TAXES             (1,370,885)    1,816,058   (3,208,709)   3,348,543














                             Three Months Ended            Year Ended
                                  June 30                   June 30
                             1996         1995          1996        1995
                                             (unaudited)

FEDERAL AND STATE
 INCOME TAXES
 (CREDIT) -- Note C
 Current                    (304,837)      804,938     (962,438)   1,512,400
 Deferred                   (171,678)      (66,595)    (170,319)    (142,894)
                         -----------   -----------  -----------  -----------
                            (476,515)      738,343   (1,132,757)   1,369,506
                         -----------   -----------  -----------  -----------

NET INCOME (LOSS)        $  (894,370)  $ 1,077,715  $(2,075,952) $ 1,979,037
                         ===========   ===========  ===========  ===========

NET INCOME (LOSS)
 PER SHARE               $     (0.18)  $      0.21  $     (0.41) $      0.39
                         ===========   ===========  ===========  ===========

AVERAGE SHARES
 OUTSTANDING               5,072,255     5,078,465    5,072,255    5,075,990
                         ===========   ===========  ===========  ===========

CASH DIVIDENDS PAID
 PER COMMON SHARE        $      0.04   $      0.04  $      0.08  $      0.08
                         ===========   ===========  ===========  ===========

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Six Months Ended
                                                         June 30
                                                   1996            1995
                                                       (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                           $ (2,075,952)    $  1,979,037
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Depreciation and amortization               1,862,648        1,528,284
     Amortization of goodwill                      230,994          230,994
     Other amortization                            130,625          130,625
     Provision for losses on accounts
      receivable                                   850,345          657,234
     Credit for deferred income taxes             (170,319)        (142,894)
     Gain on asset sales                          (136,987)        (151,153)
     Changes in operating assets and
      liabilities:
       Receivables                                (160,762)      (1,565,274)
       Inventories and prepaid expenses          2,709,174       (4,779,068)
       Other assets                             (1,528,822)        (140,896)
       Trade accounts payable, accrued
        expenses and taxes payable               4,226,714       (1,875,268)
       Due to/from affiliates                      151,991          558,582
       Other liabilities                             9,459            9,385
                                               -----------      -----------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                            6,099,108       (3,560,412)

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment                               (3,948,319)      (3,768,079)
  Proceeds from asset sales                        171,690          198,374
                                               -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES           (3,776,629)      (3,569,705)

FINANCING ACTIVITIES:
  Borrowings under revolving
    credit facility                              5,610,000        9,000,000
  Payments under revolving credit facility      (9,610,000)      (3,000,000)
  Payments of other long-term debt                 (48,371)               -
  Dividends paid                                  (312,992)        (405,780)
  Net increase in cash overdrafts                  418,983          784,141
                                               -----------      -----------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                           (3,942,380)       6,378,361

NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,619,901)        (751,756)
  Cash and cash equivalents at
   beginning of period                           1,619,901          751,756
                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $          -     $          -
                                               ===========      ===========

See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

NOTE A -- ORGANIZATION

  Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991 the Company completed an initial public offering. At June 30, 1996, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C -- FEDERAL AND STATE INCOME TAXES

  The following amounts and percentages, which relate to pre-tax income, reflect the items included in income tax expense:

                            Three Months Ended        Six Months Ended
                                 June 30                  June 30
                             1996       1995         1996          1995
                                         ($ thousands)
Income tax (credit) at
  regular rates           $(466,101)   $ 617,460   $(1,090,961)   $1,138,505
Percent                       (34.0)%       34.0%        (34.0)%        34.0%

State taxes less
  federal benefits          (31,939)      83,971      (100,402)      157,774
Percent                        (2.3)%        4.6%         (3.1)%         4.7%

Amortization of goodwill     35,200       43,843        70,401        87,685
Percent                         2.6%         2.4%          2.2%          2.6%

Other items                 (13,675)      (6,931)      (11,795)      (14,458)
Percent                        (1.0)%       (0.4)%        (0.4)%        (0.4)%
                          ---------    ---------   -----------    ----------
Income tax expense
  (benefit)               $(476,515)   $ 738,343   $(1,132,757)   $1,369,506
Percent                       (34.7)%       40.6%        (35.3)%        40.9%
                          =========     ========   ===========    ==========

NOTE D -- INVENTORIES

                                           June 30         December 31
                                             1996              1995

New tires and finished retreaded tires   $ 23,397,470     $ 25,579,427
Materials and supplies                      6,881,658        7,407,063
                                          -----------      -----------

                                         $ 30,279,128     $ 32,986,490
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

  The Federal District Court has ruled that under the terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag are to be decided by arbitration. Treadco and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has not yet been set.

NOTE F -- LONG-TERM DEBT

  The Company has a revolving credit agreement with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Credit Agreement expires in September 1998 unless renewed or extended. Borrowings under the Credit Agreement bear interest, at the Company's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At June 30, 1996 the average interest rate on the Credit Agreement was 6.2%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $6 million borrowed under the Credit Agreement as of June 30, 1996.

  During the second quarter, 1996, the Company entered into notes payable and capital leases agreements for equipment purchases totaling $6.8 million, which have 3 to 11 year maturities and interest rates ranging from 5% to 7.5%.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In August 1995, Bandag, Incorporated ("Bandag") informed the Company that it would not renew the Company's eight franchise agreements which expired in the summer of 1996. The Company subsequently entered into an agreement with Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for the eight franchised locations and any other Company facility which ceased being a Bandag franchised location. Bandag subsequently advised the Company that unless the Company used the Bandag retread process exclusively, Bandag would not renew any of the Company's franchise agreements when they expire.

As of June 30, 1996, the Company has converted sixteen of its production facilities that were operated as Bandag retread franchises to Oliver licensed facilities. The Company plans to complete the conversion of its remaining Bandag franchises to the Oliver process by the end of the third quarter. Also in conjunction with the conversion of the production facilities, Treadco has switched to selling Oliver retreads at an additional 21 sales locations served by the converted production facilities.

The conversion has resulted in up to two lost production days during each change, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

In July, the company expanded its operations in the Los Angeles, CA market with the purchase of Five Bros., Incorporated's assets in Walnut and Ontario, CA. The Company purchased these assets for $1.1 million. The Walnut location gives the company its first tire production facility in the Los Angeles area.


The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1996      1995      1996      1995

COSTS AND EXPENSES
  Materials and cost of new tires       73.0%     69.5%     73.2%     69.6%
  Salaries and wages                    15.3      13.2      15.8      13.5
  Depreciation and amortization          2.8       2.1       2.7       2.1
  Administrative and general            12.3      10.1      12.4       9.7
  Amortization of goodwill               0.3       0.3       0.3       0.4
                                       -----      ----     -----      ----
                                       103.7%     95.2%    104.4%     95.3%
                                       =====      ====     =====      ====

The Company is affected by seasonal fluctuations, which influence the demand for retreads and new tires. The Company generally experiences reduced demand for retreads and new tires in the first quarter due to more difficult driving and tire maintenance conditions resulting from inclement weather. The Company is also subject to cyclical national and regional economic conditions.

Three Months Ended June 30, 1996 as Compared to Three Months
Ended June 30, 1995

Sales (including sales to affiliates) for the three months ended June 30, 1996 decreased 5.1% to $36.1 million from $38.1 million for the three months ended June 30, 1995. Sales from retreading for the three months ended June 30, 1996 were $18.3 million, a 10% decrease from $20.4 million during the three months ended June 30, 1995. Sales of new tires for the three months ended June 30, 1996 were $17.8 million, a 0.5% increase from $17.7 million during the three months ended
June 30, 1995. During the three months ended June 30, 1996, the Company sold approximately 145,000 retreaded truck tires, a decrease of 10.7% from the three months ended June 30, 1995 and new tires sold decreased 1.9% to 99,000 tires.

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

Retread sales for the three months ended June 30, 1995 included $600,000 of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For the three months ended June 30, 1996, "same store" sales decreased 9.2% which was offset in part by a 4.1% increase from "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from two new production facilities and four new sales locations.

Operating costs and expenses were $37.4 million for the three months ended June 30, 1996 compared to $36.2 million during the three months ended
June 30, 1995. The decrease in sales and increase in operating costs and expenses resulted in operating loss of $1.3 million compared to operating income of $1.8 million during the three months ended June 30, 1995. The Company had a net loss of $894,000, or $.18 loss per share, compared to net income of $1,078,000, or $.21 per share during the three months of June 30, 1995. Average shares outstanding were 5.1 million for each of the three months ended June 30, 1996 and 1995.

Operating costs and expenses as a percent of sales were 103.7% for the three months ended June 30, 1996 compared to 95.2% for the three months ended June 30, 1995. Materials and cost of new tires as a percent of sales increased to 73.0% for the three months ended June 30, 1996 from 69.5% during the three months ended June 30, 1995, resulting primarily from expenses incurred during the conversion process and because increased pricing pressures have reduced margins. Salaries and wages as a percent of sales increased to 15.3 % for the three months ended June 30, 1996 from 13.2 % during the three months ended June 30, 1995 resulting from increased costs associated with the conversion from Bandag, a smaller revenue base and from labor costs at six new locations which have not reached adequate productivity levels. Administrative and general expenses as a percent of sales increased to 12.3% for the three months ended June 30, 1996 from 10.1% for the three months ended June 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and increased service expenses.

Interest expense for the three months ended June 30, 1996 was $158,000 compared to $122,000 for the three months ended June 30, 1995. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

The difference between the effective tax rate for the three months ended June 30, 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note C to the unaudited consolidated financial statements).

Six Months Ended June 30, 1996 as Compared to Six Months
Ended June 30, 1995

Sales (including sales to affiliates) for the six months ended June 30, 1996 decreased 5.1% to $68.2 million from $71.9 million for the six months ended June 30, 1995. Sales from retreading for the six months ended June 30, 1996 were $35.4 million, a 8.5% decrease from $38.7 million during the six months ended June 30, 1995. Sales of new tires for the six months ended June 30, 1996 were $32.8 million, a 1.1% decrease from $33.2 million during the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company sold approximately 282,000 retreaded truck tires, a decrease of 7.9% from the six months ended June 30, 1995 and new tires sold decreased 3.2% to 180,000 tires.

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

Retread sales for the six months ended June 30, 1995 included $1.8 million of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For the six months ended June 30, 1996, "same store" sales decreased 8.2% which was offset in part by a 3.1% increase from "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from two new production facilities and four new sales locations.

Operating costs and expenses were $71.2 million for the six months ended
June 30, 1996 compared to $68.5 million during the six months ended June 30, 1995. The decrease in sales and increase in operating costs and expenses resulted in an operating loss of $3.0 million compared to operating income of $3.4 million during the six months ended June 30, 1995. The Company had a net loss of $2.1 million, or $.41 loss per share, compared to net income of $2.0 million, or $.39 per share during the six months of June 30, 1995. Average shares outstanding were 5.1 million for each of the six months ended June 30, 1996 and 1995.

Operating costs and expenses as a percent of sales were 104.4% for the six months ended June 30, 1996 compared to 95.3% for the six months ended
June 30, 1995. Materials and cost of new tires as a percent of sales increased to 73.2% for the six months ended June 30, 1996 from 69.6% during the six months ended June 30, 1995, resulting primarily from expenses incurred during the conversion process and because increased pricing pressures have reduced margins. Salaries and wages as a percent of sales increased to 15.8 % for the six months ended June 30, 1996 from 13.5 % during the six months ended June 30, 1995 resulting from increased costs associated with the conversion from Bandag, a smaller revenue base and from labor costs at six new locations which have not reached adequate productivity levels. Administrative and general expenses as a percent of sales increased to 12.4% for the six months ended June 30, 1996 from 9.7% for the six months ended June 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and increased legal fees relating to the Bandag lawsuit.

Interest expense for the six months ended June 30, 1996 was $318,000 compared to $161,000 for the six months ended June 30, 1995. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases and working capital needs.

The difference between the effective tax rate for the six months ended
June 30, 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note C to the unaudited consolidated financial statements).


Liquidity and Capital Resources

The ratio of current assets to current liabilities was 2.47:1 at June 30, 1996, compared to 3.68:1 at December 31, 1995. Net cash provided by operating activities was $6.1 million for the six months ended June 30, 1996, compared to net cash used of $3.6 million for the six months ended June 30, 1995. The increase is due primarily to the changes in inventories and accounts payable offset in part by the Company's net loss.

The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At June 30, 1996, the borrowing base was $27.6 million. The Credit Agreement expires in September 1998, unless renewed or extended. Borrowings under the Credit Agreement bear interest, at the Company's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At June 30, 1996, the average interest rate on the Credit Agreement was 6.2%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $6 million borrowed under the Credit Agreement as of June 30, 1996.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests which have been met.

                                  PART II.
                              OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

  From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. Other than as discussed below, the Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company generally maintains liability insurance against risks arising out of the normal course of its business.

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

  The Federal District Court has ruled that under the terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag are to be decided by arbitration. Treadco and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has not yet been set.


ITEM 2.  CHANGES IN SECURITIES.
  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  None

ITEM 5.  OTHER INFORMATION.
  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TREADCO, INC.
                                           (Registrant)

Date:  August 13, 1996           s/Donald L. Neal
                                 Donald L. Neal
                                 Senior Vice President - Chief
                                 Financial Officer
                                 and Principal Accounting
                                 Officer