Form 10-Q
period 1996-09-30
TREADCO INC
filed 1996-11-13
CIK 876948

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Quarter Ended  September 30, 1996
                          ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19390
                           --------

                                TREADCO, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                7534 and 5531              71-0706271
------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           1101 South 21st Street
                            Fort Smith, Arkansas
                                    72901
                               (501) 788-6400
-----------------------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
-----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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

                Class                    Outstanding at November 1, 1996
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                5,072,255 shares

                                TREADCO, INC.

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
               September 30, 1996 and December 31, 1995                 3

               Consolidated Statements of Operations --
               For the Three and Nine Months Ended
               September 30, 1996 and 1995                              5

               Consolidated Statements of Cash Flows --
               For the Nine Months Ended September 30, 1996 and 1995    7

               Notes to Consolidated Financial Statements --
                September 30, 1996                                      8

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          16

  Item 2.   Changes in Securities                                      16

  Item 3.   Defaults Upon Senior Securities                            16

  Item 4.   Submission of Matters to a Vote of Security Holders        16

  Item 5.   Other Information                                          16

  Item 6.   Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                             17

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
                                               September 30    December 31
                                                  1996            1995
                                               (Unaudited)        (Note)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $          -     $  1,619,901
  Accounts receivable:
     Trade receivables, less allowances for
      doubtful accounts (1996 -- $1,330,951;
      1995 -- $1,000,000 )                      21,224,915       18,132,847
     Other                                       7,354,756        6,830,994
  Due from affiliates                              165,039          247,550
  Inventories - Note D                          29,077,432       32,986,490
  Prepaid expenses                                 163,574          217,393
  Federal and state income taxes                   621,457                -
  Deferred income taxes                          1,579,896        1,579,896
                                               -----------      -----------
     Total Current Assets                       60,187,069       61,615,071

PROPERTY, PLANT AND EQUIPMENT
  Land                                           4,065,127        2,706,417
  Structures                                    12,941,137        9,829,124
  Retreading and other equipment                26,884,715       16,411,345
                                               -----------      -----------
                                                43,890,979       28,946,886
  Less allowances for depreciation             (12,122,056)     (12,607,866)
                                               -----------      -----------
                                                31,768,923       16,339,020

OTHER ASSETS
  Goodwill, less amortization
   (1996 -- $3,331,317;
   1995 -- $2,984,826)                          13,271,640       13,618,131
  Noncompete agreements, less
   amortization (1996 -- $805,521;
   1995 -- $609,583)                               500,729          696,667
  Deferred income taxes                            199,791                -
Assets held for sale                             1,067,446                -
  Other                                          1,298,092          765,787
                                               -----------      -----------
                                                16,337,698       15,080,585
                                               -----------      -----------

                                              $108,293,690     $ 93,034,676
                                               ===========      ===========



TREADCO, INC.
CONSOLIDATED BALANCE SHEETS

                                               September 30    December 31
                                                   1996            1995
                                               (Unaudited)        (Note)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                              $    607,011     $          -
  Trade accounts payable                        18,070,827        8,363,965
  Due to affiliate                                 662,537          477,469
  Accrued salaries, wages and
   other expenses                                7,046,516        6,779,354
  Federal and state income taxes                         -          253,678
  Current portion of long-term debt              2,284,113          862,623
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                  28,671,004       16,737,089


LONG-TERM DEBT, less current portion            15,977,964       10,000,000


OTHER LIABILITIES                                   68,585           54,366


DEFERRED INCOME TAXES                                    -          225,245


STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per
    share -- authorized 2,000,000 shares;
     none issued                                         -                -
  Common stock, par value $.01 per share --
    authorized 18,000,000 shares; issued and
    outstanding 5,072,255 shares                    50,723           50,723
  Additional paid-in capital                    45,623,346       45,623,346
  Retained earnings                             17,902,068       20,343,907
                                               -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                 63,576,137       66,017,976

COMMITMENTS AND CONTINGENCIES -- Note E
                                               -----------      -----------
                                              $108,293,690     $ 93,034,676
                                               ===========      ===========

<F1>
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
                             Three Months Ended        Nine Months Ended
                                September 30              September 30
                             1996         1995          1996        1995
                                             (unaudited)

SALES
  Non-affiliates        $39,487,583  $ 40,120,071 $106,605,819  $110,834,137
  Affiliates                633,629       576,979    1,763,526     1,770,864
                        -----------   -----------  -----------   -----------
                         40,121,212    40,697,050  108,369,345   112,605,001

COSTS AND EXPENSES
 Materials and cost
  of new tires           28,814,207    28,884,499   78,717,067    78,962,452
 Salaries and wages       6,231,248     5,456,542   17,031,374    15,137,987
 Depreciation and
  amortization            1,214,313       848,322    3,076,961     2,376,606
Administrative and
  general                 4,391,151     3,775,134   12,820,540    10,767,217
 Amortization of
  goodwill                  115,498       115,498      346,492       346,492
                        -----------   -----------  -----------   -----------
                         40,766,417    39,079,995  111,992,434   107,590,754
                        -----------   -----------  -----------   -----------
OPERATING INCOME
 (LOSS)                    (645,205)     1,617,055  (3,623,089)    5,014,247

OTHER INCOME
 Interest income              4,379         7,527       23,490        25,778
 Gain on asset sales      1,069,429        13,153    1,206,416       164,306
 Other                       32,091        23,452       94,246        96,527
                        -----------   -----------  -----------   -----------
                          1,105,899        44,132    1,324,152       286,611
OTHER EXPENSES
 Interest                   294,753       182,971      613,206       343,474
 Amortization of
  deferred financing
  cost and non-
  compete agreements         65,312        65,312      195,937       195,937
                        -----------   -----------  -----------   -----------
                            360,065       248,283      809,143       539,411
                        -----------   -----------  -----------   -----------
INCOME (LOSS) BEFORE
 INCOME TAXES               100,629     1,412,904   (3,108,080)    4,761,447










                             Three Months Ended        Nine Months Ended
                                September 30              September 30
                             1996         1995          1996        1995
                                             (unaudited)

FEDERAL AND STATE
 INCOME TAXES
 (CREDIT) -- Note C
 Current                     205,352       665,602     (757,086)   2,178,002
 Deferred                   (254,717)      (80,730)    (425,036)    (223,624)
                         -----------   -----------  -----------  -----------
                             (49,365)      584,872   (1,182,122)   1,954,378
                         -----------   -----------  -----------  -----------

NET INCOME (LOSS)        $   149,994  $    828,032 $ (1,925,958) $ 2,807,069
                         ===========   ===========  ===========  ===========

NET INCOME (LOSS)
 PER SHARE               $      0.03  $       0.16 $      (0.38) $      0.55
                         ===========   ===========  ===========  ===========

AVERAGE SHARES
 OUTSTANDING               5,079,707     5,073,061    5,072,255    5,076,486
                         ===========   ===========  ===========  ===========

CASH DIVIDENDS PAID
 PER COMMON SHARE        $      0.04  $       0.04 $       0.12  $      0.12
                         ===========   ===========  ===========  ===========

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Nine Months Ended
                                                       September 30
                                                   1996            1995
                                                       (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                           $ (1,925,958)    $  2,807,069
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Depreciation and amortization               3,076,961        2,376,606
     Amortization of goodwill                      346,492          346,492
     Amortization of deferred financing
      costs and noncompete agreements              195,937          195,937
     Provision for losses on accounts
      receivable                                 1,048,041          955,706
     Credit for deferred income taxes             (425,036)        (223,624)
     Gain on asset sales                        (1,206,416)        (164,306)
     Changes in operating assets and
      liabilities:
       Receivables                              (4,663,871)      (2,564,084)
       Inventories and prepaid expenses          3,962,877       (2,094,776)
       Other assets                             (1,599,750)        (135,716)
       Trade accounts payable, accrued
        expenses and taxes payable               9,098,889       (2,757,538)
       Due to/from affiliates                      267,579          323,322
       Other liabilities                            14,219           14,070
                                               -----------      -----------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                            8,189,964         (920,842)
INVESTING ACTIVITIES
  Purchases of property, plant and equipment    (8,600,901)      (4,059,325)
  Proceeds from asset sales                      2,179,042          219,873
                                               -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES           (6,421,859)      (3,839,452)
FINANCING ACTIVITIES:
  Borrowings under revolving credit facility    19,410,000       12,975,000
  Payments under revolving credit facility     (22,610,000)      (7,975,000)
  Payments of other long-term debt                (279,136)               -
  Dividends paid                                  (515,881)        (608,670)
  Net increase in cash overdrafts                  607,011                -
                                               -----------      -----------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                           (3,388,006)       4,391,330
                                               -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,619,901)        (368,964)
  Cash and cash equivalents at
   beginning of period                           1,619,901          751,756
                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $          -     $    382,792
                                               ===========      ===========

See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE A -- ORGANIZATION

  Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991 the Company completed an initial public offering. At September 30, 1996, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C -- FEDERAL AND STATE INCOME TAXES

  The following amounts and percentages, which relate to pre-tax income, reflect the items included in income tax expense:
                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                             1996       1995         1996          1995
                                         ($ thousands)
Income tax (credit) at
  regular rates             $34,214   $480,387  $ (1,056,747)  $1,618,892
Percent                        34.0%      34.0%        (34.0)%       34.0%

State taxes less
  federal benefits           21,422     69,436       (78,980)     227,210
Percent                        21.3%       4.9%         (2.5)%        4.8%

Amortization of goodwill     35,200     35,201       105,601      105,602
Percent                        35.0%       2.5%          3.3%         2.1%

Favorable resolution
  of IRS exam              (131,986)          -     (131,986)           -
Percent                      (131.2)%         -         (4.2)%          -

Other items                  (8,215)      (152)      (20,010)       2,674
Percent                        (8.2)%      0.0%         (0.6)%        0.1%
                            --------- ---------    -----------   ---------


Income tax expense          (49,365)   584,872    (1,182,122)   1,954,378
Percent                       (49.1)%     41.4%        (38.0)%       41.0%
                            ========= =========   ============   =========

NOTE D -- INVENTORIES

                                         September 30      December 31
                                             1996              1995

New tires and finished retreaded tires   $ 23,121,689     $ 25,579,427
Materials and supplies                      5,955,743        7,407,063
                                          -----------      -----------

                                         $ 29,077,432     $ 32,986,490
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

NOTE F -- LONG-TERM DEBT

  The Company has a revolving credit agreement with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Credit Agreement expires in September 1998 unless renewed or extended. Borrowings under the Credit Agreement bear interest, at the Company's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At September 30, 1996 the average interest rate on the Credit Agreement was 6.4%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $6.8 million borrowed under the Credit Agreement as of September 30, 1996.

  During 1996, the Company entered into notes payable and capital leases agreements for equipment purchases totaling $10.9 million, which have 3 to 11 year maturities and interest rates ranging from 5% to 7.5%.

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

As of September 30, 1996, the Company has converted all of its production facilities that were operated as Bandag retread franchises to Oliver licensed facilities. Also, Treadco sells Oliver retreads at an additional 24 sales locations served by the production facilities.

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

The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30
                                        1996      1995      1996      1995

COSTS AND EXPENSES
  Materials and cost of new tires       71.9%     70.9%     72.7%     70.1%
  Salaries and wages                    15.5      13.4      15.7      13.4
  Depreciation and amortization          3.0       2.1       2.8       2.1
  Administrative and general            10.9       9.3      11.8       9.6
  Amortization of goodwill               0.3       0.3       0.3       0.3
                                       -----      ----     -----      ----
                                       101.6%     96.0%    103.3%     95.5%
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

Three Months Ended September 30, 1996 as Compared to Three Months
Ended September 30, 1995

Sales (including sales to affiliates) for the three months ended September 30, 1996 decreased 1.4% to $40.1 million from $40.7 million for the three months ended September 30, 1995. Sales from retreading for the three months ended September 30, 1996 were $19.2 million, a 10.8% decrease from $21.5 million during the three months ended September 30, 1995. Sales of new tires for the three months ended September 30, 1996 were $20.9 million, a 9.2% increase from $19.2 million during the three months ended September 30, 1995. During the three months ended September 30, 1996, the Company sold approximately 150,000 retreaded truck tires, a decrease of 12.4% from the three months ended September 30, 1995 and new tires sold increased 7.3% to 116,000 tires.

The Company faces new competition at many of its locations, which has placed added pricing pressure in the marketplace. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in some cases the business retained is at lower margins.

Retread sales for the three months ended September 30, 1995 included $218,000 of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For the three months ended September 30, 1996, "same store" sales decreased 7.8% which was offset in part by a 6.4% increase from "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and four new sales locations.

Operating costs and expenses were $40.8 million for the three months ended September 30, 1996 compared to $39.1 million during the three months ended September 30, 1995. The decrease in sales and increase in operating costs and expenses resulted in operating loss of $645,000 compared to operating income of $1.6 million during the three months ended September 30, 1995. The Company had a net income of $150,000, or $.03 net income per share, compared to net income of $828,000 or $.16 per share during the three months of September 30, 1995. During the three months ended September 30, 1996, the Company incurred a $1.1 million gain on the sale of assets related to the conversion from Bandag to Oliver. Average shares outstanding were 5.1 million for each of the three months ended September 30, 1996 and 1995.

Operating costs and expenses as a percent of sales were 101.6% for the three months ended September 30, 1996 compared to 96.0% for the three months ended September 30, 1995. Materials and cost of new tires as a percent of sales increased to 71.9% for the three months ended September 30, 1996 from 70.9% during the three months ended September 30, 1995, resulting primarily from expenses incurred during the conversion process and because increased pricing pressures have reduced margins. Salaries and wages as a percent of sales increased to 15.5 % for the three months ended September 30, 1996 from 13.4% during the three months ended September 30, 1995 resulting from increased costs associated with the conversion from Bandag, a smaller revenue base and from labor costs at new locations which have not reached adequate productivity levels. Administrative and general expenses as a percent of sales increased to 10.9% for the three months ended September 30, 1996 from

9.3% for the three months ended September 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and increased service expenses.

Interest expense for the three months ended September 30, 1996 was $295,000 compared to $183,000 for the three months ended September 30, 1995. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

The difference between the effective tax rate for the three months ended September 30, 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note C to the unaudited consolidated financial statements).

Nine Months Ended September 30, 1996 as Compared to Nine Months
Ended September 30, 1995

Sales (including sales to affiliates) for the nine months ended September 30, 1996 decreased 3.8% to $108.4 million from $112.6 million for the nine months ended September 30, 1995. Sales from retreading for the nine months ended September 30, 1996 were $54.7 million, a 9.3% decrease from $60.3 million during the nine months ended September 30, 1995. Sales of new tires for the nine months ended September 30, 1996 were $53.7 million, a 2.7% increase from $52.3 million during the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company sold approximately 432,000 retreaded truck tires, a decrease of 9.5% from the nine months ended September 30, 1995 and new tires sold increased 0.7% to 296,000 tires.

The Company faces new competition at many of its locations, which has placed added pricing pressure in the marketplace. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in some cases the business retained is at lower margins.

Retread sales for the nine months ended September 30, 1995 included $2.2 million of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For the nine months ended September 30, 1996, "same store" sales decreased 8.8% which was offset in part by a 5.0% increase from "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from three new production facilities and four new sales locations.

Operating costs and expenses were $112 million for the nine months ended September 30, 1996 compared to $107.6 million during the nine months ended September 30, 1995. The decrease in sales and increase in operating costs and expenses resulted in an operating loss of $3.6 million compared to operating income of $5.0 million during the nine months ended September 30, 1995. The Company had a net loss of $1.9 million, or $.38 loss per share, compared to net income of $2.8 million, or $.55 per share during the nine months of September 30, 1995. Average shares outstanding were 5.1 million for each of the nine months ended September 30, 1996 and 1995.

Operating costs and expenses as a percent of sales were 103.3% for the nine months ended September 30, 1996 compared to 95.5% for the nine months ended

September 30, 1995. Materials and cost of new tires as a percent of sales increased to 72.7% for the nine months ended September 30, 1996 from 70.1% during the nine months ended September 30, 1995, resulting primarily from expenses incurred during the conversion process and because increased pricing pressures have reduced margins. Salaries and wages as a percent of sales increased to 15.7 % for the nine months ended September 30, 1996 from 13.4% during the nine months ended September 30, 1995 resulting from increased costs associated with the conversion from Bandag, a smaller revenue base and from labor costs at new locations which have not reached adequate productivity levels. Administrative and general expenses as a percent of sales increased to 11.8% for the nine months ended September 30, 1996 from 9.6% for the nine months ended September 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits, increased legal fees relating to the Bandag lawsuit and increased service expenses.

Interest expense for the nine months ended September 30, 1996 was $613,000 compared to $343,000 for the nine months ended September 30, 1995. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases and working capital needs.

The difference between the effective tax rate for the nine months ended September 30, 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note C to the unaudited consolidated financial statements).


Liquidity and Capital Resources

The ratio of current assets to current liabilities was 2.10:1 at September 30, 1996, compared to 3.68:1 at December 31, 1995. Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 1996, compared to net cash used of $921,000 for the nine months ended September 30, 1995. The increase is due primarily to the changes in inventories and accounts payable offset in part by the Company's net loss.

The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At September 30, 1996, the borrowing base was $29.3 million. The Credit Agreement expires in September 1998, unless renewed or extended. Borrowings under the Credit Agreement bear interest, at the Company's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At September 30, 1996, the average interest rate on the Credit Agreement was 6.4%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $6.8 million borrowed under the Credit Agreement as of September 30, 1996.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests which have been met.

Forward Looking Statements

The foregoing management discussion contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; weather conditions; government regulations; the performance and needs of industries served by Treadco; actual future costs of operating expenses such as the price of oil; self-insurance claims and employee wages and benefits; and the timing and amount of capital expenditures.

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

                                          TREADCO, INC.
                                           (Registrant)

Date:  November 13, 1996         /s/Donald L. Neal
                                 -----------------------------
                                 Donald L. Neal
                                 Senior Vice President - Chief
                                 Financial Officer
                                 and Principal Accounting
                                 Officer