Form 10-K405
period 1996-12-31
TREADCO INC
filed 1997-03-28
CIK 876948

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the Fiscal Year December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the transition period from ------------- to ------------
Commission File Number:   0-19390

                                TREADCO, INC.
           (Exact name of registrant as specified in its charter)
     Delaware              7534 and 5531               71-0706271
    ---------              --------------             -----------
 (State or other         (Primary Standard          (I.R.S. Employer
 jurisdiction of     Industrial Classification    Identification No.)
 incorporation or            Code No.)
   organization
                           1101 South 21st Street
                         Fort Smith, Arkansas 72901
                               (501) 785-6000
   ----------------------------------------------------------------------
                 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:

                                     None
                              ----------------
                              (Title of Class)
         Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value               Nasdaq Stock Market / NMS
----------------------------              ---------------------------
 (Title of each class)                       (Name of each exchange
                                              on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1997, was $26,204,245.

The number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1997 was 5,072,255.

DOCUMENTS INCORPORATED BY REFERENCE:
   Portions of the proxy statement for the Treadco, Inc. annual shareholders' meeting to be held May 7, 1997 are incorporated by reference into Part III.

                                TREADCO, INC.
                                  FORM 10-K

                              TABLE OF CONTENTS

ITEM                                                                  PAGE
NUMBER                                                               NUMBER


                                   PART I

Item 1. Business                                                        3
Item 2. Properties                                                      9
Item 3. Legal Proceedings                                               9
Item 4. Submission of Matters to a Vote
          of Security Holders                                           9


                                   PART II

Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters                                          10
Item 6. Selected Financial Data                                        11
Item 7. Management's Discussion and
          Analysis of Financial Condition
         and Results of Operations                                     12
Item 8. Financial Statements and Supplementary Data                    17
Item 9. Changes in and Disagreements with Accountants
          on  Accounting and Financial Disclosure                      17


                                  PART III

Item 10. Directors and Executive Officers
          of the Registrant                                            18
Item 11. Executive Compensation                                        18
Item 12. Security Ownership of Certain
          Beneficial Owners and Management                             18
Item 13. Certain Relationships and Related Transactions                18


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                      19


Exhibit Index                                                          44

                                   PART I

ITEM 1.   BUSINESS

(a)  General Development of Business

Corporate Profile

Treadco, Inc. (the "Company") is the nation's largest independent tire retreader for the trucking industry and the third largest commercial truck tire dealer. The Company has 54 locations in the United States located primarily in the South, Southwest, lower Midwest and West.

Organization

The Company was organized in June 1991 as the successor to the truck tire retreading and new tire sales business (the "Tire Business") conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering of 2,500,000 shares of common stock at $16 per share. At December 31, 1996, ABC owned approximately 46% of the Company's outstanding shares.

Background

The Company was initially established in 1958 to retread truck tires for ABF's fleet from a single location in Little Rock, Arkansas. In 1969, the Company embarked on an expansion program designed to market precured retreads to other trucking companies in the region. The Company opened its second production facility in 1969 in Fort Smith, Arkansas, its third in Pine Bluff, Arkansas in 1972 and since then has grown steadily to operate 26 production/sales facilities and 28 additional sales locations, primarily in the South, Southwest, the lower Midwest and West.

In order to fully service its customers, the Company also began to sell new truck tires in 1972, and currently retails new truck tires manufactured by Bridgestone, Michelin, General, Dunlop, Kumho, and other manufacturers. Today, retread tire sales and new tire sales are part of a unified service that the Company provides principally to its niche market of mid-sized commercial truck fleet operators that maintain their own in-house truck operations and rely on the Company's expertise in servicing comprehensive periodic truck tire replacement and retread management programs.

During the past five years, growth in retreaded units sold has increased at a compound annual rate of 6.2%, while new tire sales in units grew at a compound annual rate of 14.4%. In the Company's experience, under the proper circumstances, a single production facility can generally support one or two and, in some cases, more sales locations. The Company expects to continue expanding its business consistent with its historic policy of capitalizing on growth opportunities while maintaining the same high quality of service to its customers.

(b)  Financial Information about Industry Segments

The response to this portion of Item 1 is included in the Company's consolidated financial statements for the year ended December 31, 1996, which is submitted as a separate section of this report.

(c)  Narrative Discussion of Business

Retreading Processes

The Company uses two different processes to retread tires at its 26 production facilities. The precure process is used in 25 locations with the mold cure process being used at its St. Louis facility.

The initial stages of both processes are similar in that, first, used tires, or casings, are delivered to a Company production facility where the casing is inspected for punctures, ruptures or other defects. The casing is inspected using two inspection methods to detect defects that are not visible to the human eye. If the casing passes these tests, it is deemed to be retreadable and is then inflated and the remaining tread is buffed off to assure a rounded, true running tire. The undertread remains intact, providing extra protection to underlying belts and plies.

Next in the precure process, a specific tread design is measured from strips of tread rubber, cut and applied to the casing. A flexible rubber envelope then seals each tire which is placed in a bonding chamber. Air pressure in the chamber creates uniform force, applying pressure on all points of the tire. The tread is bonded to the casing by using a combination of heat and air pressure to cure the encased tire in the bonding chamber.

In the mold cure process, rubber is extruded onto the prepared casing which is then placed into the mold. The tread rubber is then cured on the casing by using heat and tread patterns are molded into the tread rubber during the curing process.

In both processes, cure times, heat temperatures and pressures are computer-controlled to bond treads securely while protecting the future retreadability of the casings.

The mold cure process is more capital intensive because of equipment costs and, therefore, is better suited to the higher levels of volume found in the more common tread designs and tire sizes.

The principal raw material in manufacturing retreaded truck tires is synthetic rubber, which is comprised of styrene and butadiene, both petroleum derivatives. Thus, the commodity price of oil directly affects the price of the Company's principal raw materials. However, because retreading uses roughly one-third of the amount of oil that the manufacture of a new tire requires, retreads maintain a competitive price advantage in comparison to new tires, particularly when oil prices increase dramatically.

Supplier Relationships

The Company was granted its first Bandag Incorporated ("Bandag") franchise in 1958 at its Little Rock, Arkansas location and subsequently was granted or acquired additional Bandag franchises.

During 1994 and in early 1995, the Company's profit margins were adversely impacted as Bandag implemented three price increases on tread rubber and supplies which the Company had difficulty in passing along to its customers. Because of the pressure on margins, limitations on growth imposed by Bandag and other factors, the Company announced in the first quarter of 1995 that it would explore alternatives to the Bandag process at two new production facilities.

During the second quarter of 1995, the Company opened a precure production facility in Las Vegas, Nevada which purchases tread rubber and supplies from sources other than Bandag.

Also, in 1995, the Company commenced construction on its St. Louis, Missouri mold cure production facility and on February 1, 1996, received Bridgestone certification to produce and sell the ONCOR remanufactured tires at that location. This is the first plant in the United States using Bridgestone's "ONCOR Tread Renewal System." However, the Bridgestone mold cure process has been used for many years outside the United States, predominately in Japan.

In August 1995, Bandag informed the Company that eight of its franchise agreements would not be renewed upon expiration in 1996. Bandag subsequently advised the Company that unless the Company used the Bandag process exclusively, Bandag would not renew any of the Company's franchise agreements when they expired. The Company's remaining Bandag franchise agreements had expiration dates in 1997 and 1998.

In October 1995, the Company signed an agreement with the Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for all of the Company's facilities which cease being Bandag franchised locations. In 1996, the Company entered into comprehensive, multi-year license agreements for the majority of its locations with Oliver. The conversion to Oliver from Bandag was completed in phases throughout the first three quarters of 1996, with approximately one-third of its production facilities converted each quarter. Under the Oliver license agreement, the Company purchases from Oliver precured tread rubber and bonding cushion gum and PNEUFLEX tread rubber (collectively "Rubber Products"). The Company's obligation to purchase Rubber Products from Oliver is subject to (i) Oliver's continuing to produce Rubber Products of no less quality and durability than it presently produces, and (ii) Oliver's overall pricing program for the Company.

Sales and Marketing

The Company's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. The Company targets mid-sized companies that maintain their own in-house trucking operations, to which it offers (i) weekly service visits, (ii) full pickup, repair and delivery service, (iii) comprehensive tire retreading and
(iv) new tire availability. In addition to excellent service, the Company offers broad geographical coverage across the South, Southwest, lower Midwest and West. This coverage is important for customers because they are able to establish uniform pricing, utilize national account billing processes of the major new tire suppliers, and generally reduce the risk of price fluctuations. In addition, the Company offers customers a history of reliable service with sound financial and operating practices.

The trucking industry continuously faces rising costs on a number of different fronts, including government regulations on safety, maintenance and fuel economy. As a result, trucking companies continually seek ways of obtaining more mileage out of new tires and less expensive ways of replacing old tires. Retreading tires is significantly less expensive than buying new tires (about one-third of the cost) and generally last as long as new tires used in similar applications. Moreover, most tire casings can be retreaded one or two times. The Company's average retail charge for retreading a customer's casing is approximately $82, compared to an average retail selling price of approximately $236 for a new tire. The Company also sells retreads including casings not supplied by the customer for approximately $159 per tire. The number of retread tires sold to customers supplying their own casings accounts for about 75% of the total retread tires sold, with the remainder representing sales of retreaded casings not supplied by the customer. Since tire expenses are a significant operating cost for the trucking industry, many truck fleet operators develop comprehensive periodic tire replacement and retread management programs, which the Company actively assists its customers in formulating. The Company markets its expertise to these operators as a retreader and new tire retailer that can fully service these tire management programs.

There are basically three types of tires on a tractor-trailer combination: front steering wheels, rear tractor drive wheels and trailer wheels. Industry practice is to utilize retreads in the drive and trailer positions; new tires are generally placed on the steering axle. As tires are retreaded, they are moved back to the drive and trailer positions under the operator's tire management program. Most retreads have substantially the same life span as a new tire used in similar applications. In managing a trucking fleet's tire management program, the Company supplies both new and retread tires to its customers.

The Company targets a niche market of mid-sized companies that maintain their own in-house trucking operations, generally consisting of 10 to 75 trucks. Management believes that this niche market represents more than half of the total retread market. Tire management programs require periodic tire replacement and retreading. Accordingly, on its weekly sales routes, the Company picks up a fleet's casings, retreads those casings and returns them to the customer the following week, thus providing a continuous supply of both retreads and new tires as needed.

The Company markets its products through sales personnel located at each of its 26 production facilities and 28 sales facilities. The Company's sales people make personal sales calls on existing customers, typically on the same day each week. They pick up casings to be retreaded and deliver retread and new tires, as well as call on specifically targeted potential new customers. The Company locates its plants in close proximity to interstate highways and operates mobile service trucks in order to provide ready accessibility and convenience to its customers, particularly fleet owners.

None of the Company's customers for retreads and new tires, including ABC and ABF Freight System, Inc. ("ABF"), an affiliate, represented more than 2% of the Company's revenues for 1996. ABF accounted for approximately $2.5 million (1.8%) of revenue in 1996 and has not accounted for more than 3% of the Company's revenues in any one of the last ten years.

The following table illustrates the growth of the Company's retread and new tire business:

                         Retread       New Tire     Service       Total
                         Revenues      Revenues     Revenues     Revenues
                                          (in millions)

1992                    $     49.6    $     44.7    $     4.5    $    98.8
1993                          58.1          49.7          5.5        113.3
1994                          69.8          63.6          7.3        140.7
1995                          70.8          68.7          8.4        147.9
1996                          62.0          72.4          9.8        144.2

In an effort to fully service its customers, the Company sells new truck tires manufactured by Bridgestone, Michelin, General, Dunlop, Kumho, and other manufacturers. The Company enjoys long-term relationships with its suppliers, having served as a Bridgestone dealer for 24 years and as a Michelin dealer for 20 years. According to Bridgestone and Dunlop, the Company is their largest domestic truck tire dealer, and according to Michelin, the Company is one of its largest domestic truck tire dealers. These relationships reflect stable, consistent working relationships which the Company believes provide it with reliable sources of new tires and enable the Company to price its new tires competitively.

Competitive Factors and Industry Conditions

According to Tire Retreading/Repair Journal (December 1996), the total truck tire retread production nationally in 1996 was approximately 16.5 million units. With its 568,000 retreads sold in 1996, the Company represented approximately 3.4% of the national market. Tire Retreading/Repair Journal also estimates that the new replacement truck tire market nationally in 1996 was approximately 11.6 million units. With its 399,000 new tires sold in 1996, the Company represented approximately 3.4% of the national market. The market for both retreads and new tires appears to be stable, although in the last five years based on information published by Tire Retreading/Repair Journal, the Company's relative market share of the national retread market in units has grown from 2.8% to 3.4%, while its share of the national new replacement truck tire market has grown from 2.0% to 3.4%.

Historically as a Bandag franchisee, the Company competed primarily against smaller independent dealers in a highly fragmented market. Following the termination of its Bandag franchise agreements, the Company has seen increased competition as Bandag has granted additional franchises in some locations currently being served. The new competition has led to increased pricing pressures in the marketplace. Also as anticipated, Bandag continues to target the Company's customers which has caused the loss of a substantial amount of national account business. In addition, in many cases, the business retained is at lower profit margins. The Company's ability to offer excellent service to its niche market customers, competitive pricing, central administration and purchasing for its production facilities, its ability to avoid interim warehousing costs, and its multiple facilities covering key regional trucking routes in its market all combine to appeal to fleet customers looking for cost-effective, broad geographical coverage and reliability of service and, in management's opinion, enable the Company to compete effectively against these dealers.

According to Tire Retreading/Repair Journal (December 1996), there are currently approximately 1,351 tire retreading production facilities nationwide and innumerable new tire dealers. No single dealer dominates the retread or new tire markets. While the Company is the largest independent truck tire retreader, and second largest overall, Goodyear is the largest single provider of retread services, which it offers through its dealers who also sell new Goodyear tires.

The new truck tire business is also highly competitive and includes various manufacturers, dealers and retailers. Generally, demand for new truck tires is closely related to the strength of the regional and, ultimately, national economies. As a low-cost alternative to new tires, demand for retread tires may be less sensitive to economic downturns than the demand for new tires. The Company has also experienced reduced demand for retreads and new truck tires in the winter months due to more difficult driving and tire maintenance conditions resulting from inclement weather.

In addition to competing by offering excellent service and competitive pricing, the Company competes with new tire retailers by offering substantially the same warranty coverage on retreads as is provided for new tires, emergency tire assistance programs which provide for 24-hour, year-round emergency roadside service and convenient sales and retreading locations.

Environmental and Other Government Regulations

The Company's business is affected by a number of governmental regulations relating to the development, production and sale of retread and new tires, to the raw materials used to manufacture such products (including petroleum, styrene and butadiene), and to environmental, tax and safety matters. In addition, the retreading process creates rubber particulate, or "dust," which requires gathering and disposal, and the Company disposes of used and nonretreadable tire casings, both of which require compliance with environmental and disposal laws. Laws protecting the environment have become more stringent. In some situations, the Company could be liable for disposal problems, even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, persons engaged by the Company to dispose of particulate and discarded casings. Such cleanup costs or costs associated with compliance with environmental laws applicable to the tire retreading process could be substantial and have a materially adverse effect on the Company's financial condition. Management believes it is in compliance with all laws applicable to such operations, however, and is not aware of any situation or condition that it believes is likely to have a material adverse effect on the Company's financial condition.

Employees

At December 31, 1996, the Company had approximately 880 full-time employees, 284 in production, 172 in service positions, 177 in sales positions and 247 in supervisory, office and administrative positions. A total of 309 of such employees are salaried, while the remaining employees are paid on an hourly basis. Twelve employees at one company facility are represented by a union. The Company's management believes it enjoys a good relationship with its employees.

ITEM 2.  PROPERTIES

The Company currently owns 22 and leases 32 facilities. Twenty-six of these facilities include space for the Company's production operations, while remaining space is devoted to the Company's sales operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations, either of which may involve increased rental expense. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, common area maintenance and various other items. The Company also owns its general office facility.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company. The Company generally maintains liability insurance against most risks arising out of the normal course of its business.

On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin
G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchises, from diverting or soliciting Treadco's customers to buy from Bandag franchises other than Treadco, and from disclosing or using any of Treadco's confidential information.

On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings, pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

The Federal District Court has ruled that under terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has been set for the latter part of 1997.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1996.

                                   PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "TRED." The following table sets forth the high and low sale prices of the Common Stock as reported by Nasdaq and the dividends declared during the periods indicated.

                                                             Cash
                                 High           Low        Dividend
                                -----           ----      ---------

1996
 First Quarter                $    7.750     $   5.625      $  .04
 Second Quarter                    8.500         6.750         .04
 Third Quarter                     8.625         7.625         .04
 Fourth Quarter                   11.500         7.750         .04

1995
 First Quarter                $   16.000     $  15.250      $  .04
 Second Quarter                   15.500        12.875         .04
 Third Quarter                    14.000        10.500         .04
 Fourth Quarter                   11.500         5.250         .04

At March 10, 1997, there were 5,072,255 shares of the Company's common stock which were held by 186 stockholders of record and through approximately 800 nominee or street name accounts with brokers.

The declaration, payment and amount of dividends are subject to the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, capital requirements, future prospects and other business considerations deemed relevant by the Board of Directors.

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

                                            Year Ended December 31
                             1996        1995        1994         1993        1992
                                      (thousands, except per share data)
STATEMENT OF
EARNINGS DATA:
 Revenues                 $ 144,154   $ 147,906   $  140,678   $ 113,277   $  98,833
 Costs and expenses         149,799     143,382      129,625     103,671      90,417
 Operating
   income (loss)             (5,645)      4,524       11,053       9,606       8,416
 Interest expense
   (income), net                873         461          236         108         (32)
 Other amortization             261         261          275         106          16
 Other income                 1,427         300          232         271         310
 Income (loss)
   before income
   taxes                     (5,352)      4,102       10,774       9,663       8,742
 Provision (credit)
   for income taxes          (2,093)      1,711        4,265       3,832       3,471
 Net income (loss)        $  (3,259)  $   2,391   $    6,509   $   5,831   $   5,271

 Net income (loss)
   per share              $    (.64)  $     .47   $     1.28   $    1.16   $    1.05
 Average shares
   outstanding                5,072       5,074        5,066       5,051       5,004
 Cash dividends
   paid per share         $     .16   $     .16   $     .16    $     .16   $    .16

BALANCE SHEET DATA:
 Working capital          $  34,043   $  44,878   $   37,364   $  35,612   $  29,497
 Total assets               105,416      93,035       89,583      81,432      66,521
 Current portion
   of long-term debt          1,645         863          123           2           -
 Long-term debt (less
   current portion)          19,610      10,000        3,863       7,000         240
 Stockholders' equity        61,948      66,018       64,438      58,488      52,904

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

In August 1995, Bandag, Incorporated ("Bandag"), the Company's primary tread rubber supplier and franchiser, informed the Company that it would not renew the Company's eight franchise agreements which expired in the summer of 1996. The Company subsequently entered into an agreement with Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for the eight franchised locations and any other Company facility which ceased being a Bandag franchised location. Bandag subsequently advised the Company that unless the Company used the Bandag retread process exclusively, Bandag would not renew any of the Company's remaining franchise agreements when they expired.

During 1996, the Company converted all of its production facilities that were operated as Bandag retread franchises to Oliver licensed facilities. The conversion was completed in phases throughout the first three quarters of 1996 with approximately one-third of its production facilities converted each quarter.

The conversion resulted in up to two lost production days during each change, some short-term operational inefficiencies and time lost as production employees familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

In October 1995, the Company filed a lawsuit in Arkansas State Court alleging that Bandag and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from the Company. In November 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court. Subsequently, the Federal Court has ruled that under terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has been set for the latter part of 1997. (See Note J to the Company's consolidated financial statements.)

In July 1996, the Company expanded its operations in the Los Angeles, CA market with the purchase of Five Bros., Incorporated's assets in Walnut and Ontario, CA. The Company purchased these assets for $1.1 million. The Walnut location gives the Company its first tire production facility in the Los Angeles area.

Results of Operations

The Company is affected by seasonal fluctuations, which influence the demand for retreads and new tires. The Company generally experiences reduced demand for retreads and new tires in the first quarter due to more difficult driving and tire maintenance conditions resulting from inclement weather.

The Company is also subject to cyclical national and regional economic conditions. The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, financial, legal, tax, cash management, human resources, and insurance activities. The agreement requires the Company to pay a service fee of 1.25% of the Company's total revenues, subject to certain adjustments as agreed upon by the Company and ABC for general and administrative services. Certain other expenses, primarily data processing and computer-related services, are charged to the Company based on their actual cost to ABC. The Company believes that these costs are indicative of what the costs would have been on a stand-alone basis.

The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                          Year Ended December 31
                                      1996          1995        1994
                                     ------        ------      ------
COSTS AND EXPENSES
  Materials and cost
    of new tires                      72.0%         70.0%       68.2%
  Salaries and wages                  16.1          13.7        12.6
  Depreciation and
   amortization                        3.0           2.2         1.9
  Administrative
    and general                       12.5          10.1         9.1
  Amortization
    of goodwill                        0.3           0.3         0.3
  Cost of equipment
    removal                              -           0.6           -
                                     ------        ------      ------
                                     103.9%         96.9%       92.1%
                                     ======        ======      ======

1996 as Compared to 1995

Sales (including sales to affiliates) for 1996 decreased 2.5% to $144.2 million from $147.9 million for 1995. Sales from retreading for the year were $62.0 million, a 12.4% decrease from $70.8 million during 1995. Retread sales and service revenues are reported separately. In previous periods, service revenues were reported in retread sales. Service revenues for 1996 were $9.8 million, an increase of 15.5%, from $8.4 million in 1995. Sales of new tires for 1996 were $72.4 million, a 5.4% increase from $68.7 million during 1995. In 1996, the Company sold approximately 568,000 retreaded truck tires, a decrease of 10.3% from 1995 and new tires sold increased 1.3% to 399,000 tires.

The Company has seen increased competition as Bandag has granted additional franchises in some locations currently being served by the Company. The new competition has led to increased pricing pressures in the marketplace. As anticipated, Bandag continues to target the Company's customers which has caused the loss of a substantial amount of national account business. In addition, in many cases, the business retained is at lower profit margins.

Retread sales for 1995 included $2.4 million of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For 1996, "same store" sales decreased 9.2%, which was offset in part by a 6.7% increase from "new store" sales. "Same store" sales include both production facilities and sales locations that have been in existence for the entire years of 1996 and 1995. "New store" sales resulted from one new production facility and five new sales locations in 1996 and two new production facilities and two new sales locations in 1995.

Operating costs and expenses were $149.8 million for 1996 compared to $143.4 million in 1995. The decrease in sales and increase in operating costs and expenses resulted in operating loss of $5.6 million for 1996 compared to operating income of $4.5 million in 1995. The Company had a net loss of $3.3 million, or $.64 loss per share, compared to net income of $2.4 million, or $.47 per share, for 1995. Average shares outstanding were 5.1 million for 1996 and 1995.

Operating costs and expenses as a percent of sales were 103.9% for 1996 compared to 96.9% for 1995. Materials and cost of new tires as a percent of sales increased to 72.0% from 70.0% during 1995, resulting primarily from expenses incurred during the conversion process and because increased pricing pressures have reduced margins. Salaries and wages as a percent of sales increased to 16.1% for 1996 from 13.7% during 1995. The increase resulted from increased costs associated with the conversion from Bandag, a smaller revenue base and from labor costs at new locations which have not reached normal productivity levels. Depreciation and amortization expense as a percent of revenue increased to 3.0% for 1996 from 2.2% in 1995 primarily as a result of the conversion to Oliver. All of the existing Bandag retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis. Administrative and general expenses as a percent of sales increased to 12.5% for 1996 from 10.1% for 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and increased service-related expenses.

The Company's ability to return to historical profitability levels is substantially dependent upon replacement of retread volume, which declined primarily due to national account business which was lost to competitors. Also, new business frequently has lower margins than established accounts. These factors, combined with continuing competitive pressures, will likely result in continuing low margins in the near term.

Interest expense for 1996 was $900,000 compared to $510,000 for 1995. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses as well as the successful conclusion of an IRS examination (see Note E to the consolidated financial statements).

Deferred tax assets totalled $1,726,738 at December 31, 1996 while deferred tax liabilities totalled $14,360, resulting in net deferred tax assets of $1,712,378. The Company believes that such assets will be realized through reduction of future taxable income. Management has considered appropriate factors in assessing the probability of realizing these tax assets. These factors include the existence of substantial taxable income in 1994 and 1995. Management continues to evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any valuation allowance.

1995 as Compared to 1994

Sales for 1995 increased 5.1% to $147.9 million from $140.7 million for 1994. Sales from retreading for the year were $79.2 million, a 2.7% increase from $77.1 million during 1994. Sales of new tires for 1995 were $68.7 million, an 8.1% increase from $63.6 million during 1994. In 1995, the Company sold approximately 633,000 retreaded truck tires, an increase of 3.4% from 1994 and new tires sold increased 11.6% to 394,000 tires. For 1995, "same store" sales increased 2.4% and "new store" sales accounted for 2.7% of the total increase from 1994. "Same store" sales include both production facilities and sales locations that have been in existence for the entire years of 1995 and 1994. Although a softer economy during 1995 slowed demand for both new replacement and retreaded truck tires, "same store" sales increased primarily as a result of an increase in market share in the areas served. Also, the Company has seen increased competition as Bandag has granted additional franchises in some locations currently being served by the Company. "New store" sales resulted from the addition of production facilities in Las Vegas, Nevada and St. Louis, Missouri and sales offices in Nashville, Tennessee and Fontana, California.

Operating costs and expenses were $143.4 million for 1995 compared to $129.6 million in 1994. The change in sales and operating costs and expenses resulted in operating income of $4.5 million compared to $11.1 million in 1994. Net income was $2.4 million, or $.47 per share, for 1995 compared to $6.5 million, or $1.28 per share, during 1994. Average shares outstanding were 5.1 million for 1995 and 1994.

Operating costs and expenses as a percent of sales were 96.9% for 1995 compared to 92.1% for 1994. Materials and cost of new tires as a percent of sales increased to 70.0% from 68.2% during 1994. Bandag implemented three price increases on tread rubber and supplies totaling 9.6% during 1994 and the beginning of 1995, which the Company was unsuccessful in passing on to its customers. Salaries and wages as a percent of sales increased to 13.7% for 1995 from 12.6% during 1994. The increase resulted primarily from hiring additional service personnel at existing locations and employees added for new locations. Also, salaries and wages increased due to employment contracts signed with plant managers as an incentive to retain them. Administrative and general expenses as a percent of sales increased to 10.1% for 1995 from 9.1% for 1994. The increase resulted primarily from an increase in bad debt expense, costs associated with employee medical benefits and data processing costs associated with the installation of a production and inventory control system. The Company accrued $840,000 for the estimated cost of removing Bandag equipment at 26 of its locations which were converted to Oliver licensed facilities in 1996.

Interest expense for 1995 was $510,000 compared to $270,000 for 1994. The increase resulted primarily from the increase in debt outstanding. Debt was higher due to working capital requirements and capital expenditures requirements.

The difference between the effective tax rate for 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note E to the consolidated financial statements).

Deferred tax assets totalled $1,649,231 at December 31, 1995 while deferred tax liabilities totalled $294,580, resulting in net deferred tax assets of $1,354,651. The Company believes that such assets will be realized through reduction of future taxable income.

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 2.43:1 at December
 31, 1996, compared to 3.68:1 at December 31, 1995. Net cash provided by operating activities was $7.9 million for 1996 compared to net cash used by operating activities of $1.6 million for 1995. The increase is due primarily to the changes in inventories and accounts payable offset in part by the Company's net loss.

The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At December 31, 1996, the borrowing base was $27.5 million. The Credit Agreement expires in September 1998 unless renewed or extended.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Credit Agreement was amended in June 1996 to revise certain financial covenants. The Company was in compliance with the revised covenants at December 31, 1996. Subsequent to December 31, 1996, the Company and the bank agreed to further revise certain covenants which are in effect for 1997. The remaining covenants continue in effect.

The Company incurred approximately $26.0 million, $3.7 million, and $2.9 million in total capital expenditures (net of cash proceeds from the sale of property, plant and equipment) in 1996, 1995, and 1994, respectively. The 1996 expenditures were spent in acquiring retreading equipment associated with the conversion process, shop relocations and acquiring delivery trucks and other equipment. In 1997, the Company anticipates spending approximately $4.1 million in total capital expenditures, net of proceeds from the sale of property, plant and equipment. The following table outlines the 1997 capital expenditures program:

                    Capital Expenditures Program for 1997
                         Net of Proceeds from Sales

Land and building                                         $2,000,000
Trucks                                                     3,000,000
Recapping equipment                                        1,200,000
Miscellaneous equipment                                      852,000
                                                          ----------
                                                          $7,052,000
Less operating leases                                      3,000,000
                                                          ----------
                                                          $4,052,000
                                                          ==========

Management believes that, based upon the Company's current levels of operations, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations, including the capital expenditure programs, and meet all present and future debt service requirements.

New Accounting Pronouncements

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement was adopted in the first quarter of 1996. The adoption of the Standard did not have a material impact on the Company's financial position or results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND    FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Option Grants During 1996 Fiscal Year," "Option Repricings During 1996 Fiscal Year," "Retirement and Savings Plan," "Employment Contracts and Termination of Employment and Change in Change-in-Control Arrangements," and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and the Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's proxy statement for the annual meeting of stockholders to be held on May 7, 1997, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                   PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements
        The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(2)  Financial Statement Schedules
        The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)  Exhibits
        The exhibits filed with this report are listed in the
        Exhibit Index which is submitted as a separate section of this report.

(b) There were no reports filed on Form 8-K during the last quarter of 1996.

(c)     See Item 14 (a)(3) above.

(d)     Financial Statement Schedules
        The response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TREADCO, INC.

                                      By:    s/Donald L. Neal
                                         ------------------------
                                         Donald L. Neal
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                       Date
    ----------               -------                     -----

s/Robert A. Young, III   Chairman of the Board           3/19/97
----------------------                                   -------
Robert A. Young, III

s/John R. Meyers                                         3/20/97
----------------------                                   -------
John R. Meyers           President and Chief
                         Executive Officer
                         (Principal Executive Officer)

s/Donald L. Neal                                         3/19/97
----------------------                                   -------
Donald L. Neal           Senior Vice President
                         - Chief Financial Officer
                         (Principal Financial and
                         Accounting Officer)

s/Nicolas M. Georgitsis  Director                        3/20/97
----------------------                                   -------
Nicolas M. Georgitsis

s/Robert B. Gilbert      Director                        3/19/97
----------------------                                   -------
Robert B. Gilbert

s/William A. Marquard    Director                        3/19/97
----------------------                                   -------
William A. Marquard

s/John H. Morris         Director                        3/19/97
----------------------                                   -------
John H. Morris

                         ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14 (a) (1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                              CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1996

                                TREADCO, INC.

                            FORT SMITH, ARKANSAS

                 FORM 10-K -- ITEM 8, ITEM 14 (a)(1) and (2)
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                TREADCO, INC.


The following financial statements of Treadco, Inc. are included in Item 8:

Balance Sheets -- December 31, 1996 and 1995

Statements of Operations -- Years ended December 31, 1996, 1995, and 1994

Statements of Stockholders' Equity -- Years ended December 31, 1996, 1995, and 1994

Statements of Cash Flows -- Years ended December 31, 1996, 1995, and 1994

The consolidated financial statement schedule of Treadco, Inc. is included in
Item 14(d):

Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






Stockholders and Board of Directors
Treadco, Inc.


We have audited the accompanying consolidated balance sheets of Treadco, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Treadco, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Little Rock, Arkansas
January 30, 1997

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
                                                       December 31
                                                    1996           1995

ASSETS

CURRENT ASSETS
  Cash and cash equivalents -- Note I         $      15,804   $   1,619,901
  Accounts receivable -- Note C:
     Trade receivables,
      less allowances for doubtful
      accounts (1996 -- $1,161,266;
      1995 -- $1,163,835)                        18,310,397      18,132,847
     Other (primarily national accounts
      and volume rebates)                         6,011,067       6,830,994
  Due from affiliates                               154,120         247,550
  Inventories - Notes B and C                    30,043,877      32,986,490
  Prepaid expenses                                  155,483         217,393
  Federal and state income taxes
   refundable -- Note E                           1,625,935               -
  Deferred income taxes -- Note E                 1,512,326       1,579,896
                                               ------------    ------------
     TOTAL CURRENT ASSETS                        57,829,009      61,615,071

PROPERTY, PLANT AND EQUIPMENT
  Land                                            4,065,127       2,706,417
  Structures                                     12,980,600       9,829,124
  Retreading and other equipment                 29,711,944      16,411,345
                                               ------------    ------------
                                                 46,757,671      28,946,886
  Less allowances for depreciation              (13,571,967)    (12,607,866)
                                               ------------    ------------
                                                 33,185,704      16,339,020

OTHER ASSETS
  Goodwill, less amortization
    (1996 -- $3,446,815;
    1995 -- $2,984,826)                          13,156,142      13,618,131
  Noncompete agreements, less amortization
   (1996 -- $870,832; 1995 -- $609,583)             435,417         696,667
  Deferred income taxes -- Note E                   200,052               -
  Other -- Note F                                   609,469         765,787
                                               ------------    ------------
                                                 14,401,080      15,080,585
                                               ------------    ------------
                                              $ 105,415,793   $  93,034,676
                                               ============    ============








                                                       December 31
                                                    1996           1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                      $  14,546,576   $   8,363,965
  Due to affiliate                                  959,174         477,469
  Accrued expenses -- Note D                      6,635,173       6,779,354
  Federal and state income taxes -- Note E                -         253,678
  Current portion of long-term debt --
   Note C                                         1,645,085         862,623
                                               ------------    ------------
     TOTAL CURRENT LIABILITIES                   23,786,008      16,737,089

LONG-TERM DEBT, less current
 portion -- Notes C and I                        19,610,482      10,000,000


DEFERRED INCOME TAXES -- Note E                           -         225,245


OTHER LIABILITIES                                    71,689          54,366


STOCKHOLDERS' EQUITY -- Notes A and G
  Common stock, par value $.01 per
   share -- authorized 18,000,000 shares;
   issued and outstanding: 1996 and
   1995 --  5,072,255 shares                         50,723          50,723
  Additional paid-in capital                     45,623,346      45,623,346
  Retained earnings                              16,273,545      20,343,907
                                               ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                  61,947,614      66,017,976


COMMITMENTS AND CONTINGENCIES --
  Notes F, H and J
                                              $ 105,415,793   $  93,034,676
                                               ============    ============

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Year Ended December 31
                                   1996           1995             1994
SALES
  Non-affiliates              $ 141,613,036   $ 145,127,418   $ 138,704,554
  Affiliates                      2,541,091       2,778,463       1,973,211
                               ------------    ------------    ------------
                                144,154,127     147,905,881     140,677,765
COSTS AND EXPENSES
  Materials and cost of
   new tires                    103,751,776     103,632,214      96,032,576
  Salaries and wages             23,233,814      20,261,701      17,763,617
  Depreciation and
   amortization                   4,389,621       3,222,109       2,623,014
  Administrative and
   general                       17,961,604      14,963,537      12,742,838
  Amortization of goodwill          461,989         461,989         462,460
  Costs of equipment
   removal -- Note A                      -         840,000               -
                               ------------    ------------    ------------
                                149,798,804     143,381,550     129,624,505

OPERATING INCOME (LOSS)          (5,644,677)      4,524,331      11,053,260

OTHER INCOME
  Interest income                    26,252          48,344          34,479
  Gain on asset sales --
    Note A                        1,298,215         167,167         102,024
  Other                             129,265         132,984         130,034
                               ------------    ------------    ------------
                                  1,453,732         348,495         266,537
OTHER EXPENSES
  Interest                          899,786         509,670         270,485
  Amortization of deferred
   financing costs and
   noncompete agreements            261,250         261,250         275,143
                               ------------    ------------    ------------
                                  1,161,036         770,920         545,628
                               ------------    ------------    ------------

INCOME (LOSS) BEFORE
 INCOME TAXES                    (5,351,981)      4,101,906      10,774,169

FEDERAL AND STATE INCOME
 TAXES (CREDIT) -- Note E
  Current                        (1,735,453)      2,360,164       4,518,063
  Deferred                         (357,727)       (649,494)       (252,879)
                               ------------    ------------    ------------
                                 (2,093,180)      1,710,670       4,265,184
                               ------------    ------------    ------------

NET INCOME (LOSS)             $  (3,258,801)  $   2,391,236   $   6,508,985
                               ============    ============    ============


                                         Year Ended December 31
                                   1996           1995             1994

EARNINGS (LOSS) PER SHARE     $        (.64)  $         .47   $        1.28
                               ============    ============    ============

AVERAGE SHARES OUTSTANDING        5,072,255       5,074,429       5,066,178
                               ============    ============    ============

CASH DIVIDENDS PAID PER
 COMMON SHARE                 $         .16   $         .16   $         .16
                               ============    ============    ============

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                Common Stock           Additional  Stock Payable
                                                           Par          Paid-In     to Employee      Retained
                                           Shares         Value         Capital     Benefit Plan     Earnings

Balances at December 31, 1993             5,042,868        50,429     $45,123,632    $  250,000     $13,064,268

  Net income                                      -             -               -             -       6,508,985
  Cash dividends                                  -             -               -             -        (809,022)
  Stock issued to employee
   benefit plans                             13,514           135         249,873      (250,000)              -
  Stock payable to employee
   benefit plans                                  -             -               -       250,000               -
                                          ---------      --------     -----------    ----------     -----------
Balances at December 31, 1994             5,056,382        50,564      45,373,505       250,000      18,764,231

  Net income                                      -             -               -             -       2,391,236
  Cash dividends                                  -             -               -             -        (811,560)
  Stock issued to employee
   benefit plans                             15,873           159         249,841      (250,000)              -
                                          ---------      --------     -----------    ----------     -----------
Balances at December 31, 1995             5,072,255        50,723      45,623,346             -      20,343,907
  Net loss                                        -             -               -             -      (3,258,801)
  Cash dividends                                  -             -               -             -        (811,562)
                                          ---------      --------     -----------    ----------     -----------
Balances at December 31, 1996             5,072,255      $ 50,723     $45,623,346    $        -     $16,273,545
                                          =========      ========     ===========    ==========     ===========

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Year Ended December 31
                                     1996           1995           1994
OPERATING ACTIVITIES
  Net income (loss)              $ (3,258,801)  $  2,391,236   $  6,508,985
  Adjustments to reconcile
   net income (loss) to net
   cash provided (used) by
   operating activities:
     Depreciation and
      amortization                  4,389,621      3,222,109      2,623,014
     Amortization of goodwill         461,989        461,989        462,460
     Amortization of deferred
      financing costs and
      noncompete agreements           261,250        261,250        275,143
     Provision for losses on
      accounts receivable           1,645,349      1,341,271      1,033,131
     Credit for deferred
      income taxes                   (357,727)      (649,494)      (252,879)
     Gain on asset sales           (1,298,215)      (167,167)      (102,024)
     Stock payable to employee
      benefits plans                        -              -        250,000
     Changes in operating
      assets and liabilities:
        Receivables                (1,002,972)      (389,428)    (4,221,575)
        Inventories and
         prepaid expenses           3,004,523     (2,976,028)    (3,200,716)
        Federal and state
         income taxes
         refundable                (1,625,935)             -              -
        Other assets                 (706,305)      (253,869)      (227,755)
        Trade accounts
         payable, accrued
         expenses and
         taxes payable              5,784,752     (5,101,116)     5,409,072
        Due to/from affiliates        575,135        190,933         55,079
        Other liabilities              17,323         18,630         18,358
                                  -----------    -----------    -----------
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES            7,889,987     (1,649,684)     8,630,293

INVESTING ACTIVITIES
  Purchases of plant
   facilities and other
   property and equipment,
   less notes payable             (11,433,665)    (4,455,924)    (3,308,543)
  Proceeds from asset sales         3,048,387        785,313        369,616
                                  -----------    -----------    -----------
NET CASH USED IN
 INVESTING ACTIVITIES              (8,385,278)    (3,670,611)    (2,938,927)





TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued

                                            Year Ended December 31
                                     1996           1995           1994
FINANCING ACTIVITIES
  Borrowings under revolving
   credit facility               $ 36,635,000   $ 15,975,000   $  9,000,000
  Payments under revolving
   credit facility                (36,335,000)    (8,975,000)   (13,000,000)
  Principal payments on other
   long-term debt and
   capitalized lease
   obligations                       (597,244)             -        (22,884)
  Dividends paid                     (811,562)      (811,560)      (809,022)
  Net decrease in cash
   overdrafts                               -              -       (107,704)
                                  -----------    -----------    -----------

NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES              (1,108,806)     6,188,440     (4,939,610)
                                  -----------    -----------    -----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS              (1,604,097)       868,145        751,756
  Cash and cash equivalents
   at beginning of year             1,619,901        751,756              -
                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                  $     15,804   $  1,619,901   $    751,756
                                  ===========    ===========    ===========

See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

NOTE A -- ORGANIZATION AND ACCOUNTING POLICIES

Organization: Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering of 2,500,000 shares of common stock at $16 per share. At December 31, 1996, ABC owned approximately 46% of the Company's outstanding shares.

In 1996, the Company entered into comprehensive, multi-year license agreements for the majority of its locations with Oliver Rubber Company ("Oliver"). Under the license agreements, Oliver will be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. These license agreements require that the Company purchase all rubber materials within the license territory for a one-year period or until the Company has repaid all debt owed to Oliver. Prior to entering into the Oliver license agreements, the Company had similar agreements with Bandag Incorporated ("Bandag") which were terminated in 1996. As of December 31, 1995, $840,000 in costs were accrued to provide for the costs of removal of Bandag equipment which was required under the Bandag franchise agreements. The equipment was sold to Bandag at its estimated fair market value, resulting in a gain of $1,034,372. The actual costs of equipment removal incurred in 1996 did not differ materially from the $840,000 estimated at December 31, 1995. The removal of Bandag equipment and the installation of Oliver equipment was completed in phases throughout the first three quarters of 1996 with approximately one-third of its production facilities converted each quarter.

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Trans-World Casings, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Business: The Company's operations include truck tire retreading and the sale of both retreaded and new truck tires.

Cash and Cash Equivalents: Short-term investments which have a maturity of ninety days or less when purchased are considered cash equivalents.

Concentration of Credit Risk: The Company sells to customers primarily in a 15-state area within the South, Southwest, lower Midwest, and West. The Company's customers are primarily trucking companies or mid-sized companies that maintain their own in-house trucking operations. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Inventories: Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, the cost of such assets is depreciated principally by the straight-line method over the estimated useful life of the related asset ranging from 3 to 15 years.

For tax reporting purposes, accelerated depreciation or cost recovery methods are used.

Goodwill: Excess cost over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 15 to 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reductions have been required.

Income Taxes: Deferred income taxes are accounted for under the liability method. Deferred income tax assets and liabilities reflect the effects of temporary differences arising from a 1988 purchase transaction and the timing of the depreciation and cost recovery deductions and certain accrued expenses.

Service Fees and Other Related Party Transactions: The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, financial, legal, tax, cash management, human resources, and insurance activities. The Transition Services Agreement is effective indefinitely, unless terminated by either party on 90 days' notice. The Agreement requires the Company to pay a service fee of 1.25% of the Company's total revenues, subject to certain adjustments as agreed upon by the Company and ABC, for general and administrative services. Certain other expenses, primarily data processing and computer-related services, are charged to the Company based on their actual cost to ABC. Total fees charged to the Company under this agreement were as follows:

                                    1996           1995           1994

  Service fee                  $  1,543,829   $  1,609,624   $  1,533,151
  Data Processing fee             1,018,213        912,761        637,456
                               ------------   ------------   ------------
                               $  2,562,042   $  2,522,385   $  2,170,607
                               ============   ============   ============

In 1995, the Company purchased its corporate office building and adjacent land and parking lots from a subsidiary of ABC for approximately $400,000.

Earnings Per Share: Earnings per share are based on the average number of common and common equivalent shares outstanding.

Claims Liabilities: The Company is self-insured up to certain limits for workers' compensation and certain property damage and liability claims. Provision has been made for the estimated retained liability for such claims.

Compensation to Employees: Stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Recent Accounting Pronouncements: In 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement was adopted in the first quarter of 1996. The adoption of the Standard did not have an impact on the Company's financial position or results of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B-- INVENTORIES

                                                      December 31
                                                   1996          1995

New tires and finished retreaded tires        $ 23,802,112   $ 25,579,427
Materials and supplies                           6,241,765      7,407,063
                                              ------------   ------------
                                              $ 30,043,877   $ 32,986,490
                                              ============   ============

NOTE C -- LONG-TERM DEBT

                                                      December 31
                                                   1996          1995

Credit Agreement (1)                          $ 10,300,000   $ 10,000,000
Notes payable (2)                                7,174,802              -
Capital lease obligations (3)                    3,780,765              -
Other                                                    -        862,623
                                              ------------   ------------
                                                21,255,567     10,862,623
Less current portion                             1,645,085        862,623
                                              ------------   ------------
                                              $ 19,610,482   $ 10,000,000
                                              ============   ============

(1) The Company has a revolving credit agreement with Societe Generale, Southwest Agency, (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. The Credit Agreement expires in September 1998 unless renewed or extended.

Borrowings under the Credit Agreement bear interest, at the Company's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1996, the average interest rate on the Credit Agreement was 6.29%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, investments and disposition of receivables, as well as requiring the Company to meet certain financial tests. The Credit Agreement was amended in June 1996 to revise certain financial convenants. The Company was in compliance with the revised covenants at December 31, 1996. Subsequent to December 31, 1996, the Company and the bank agreed to further revise certain covenants which are in effect for 1997. The remaining covenants continue in effect.

(2) The Company entered into note agreements totaling approximately $5.2 million with Oliver to finance the purchase of retreading equipment, in accordance with the franchise agreements entered into in 1996. These notes payable bear interest at 5% and are payable in monthly installments including interest through 2001.

On February 1, 1996, the Company also entered into a non-interest bearing note which was discounted using a 7.5% interest rate to $1.9 million ($2.8 million face value). This note was also to finance the purchase of retreading equipment. The note has a ten-year term with monthly payments commencing March 31, 1997.

(3) Capital leases include vehicle leases with terms ranging from 3 to 5 years with an average interest rate of 7.58%. Also included is a lease relating to a building and land with a term through 2009 and an interest rate of 7.50%.

Interest paid totaled approximately $900,000 in 1996, $522,000 in 1995, and $225,000 in 1994.

Annual maturities of long-term debt, excluding capital lease obligations, in 1997 through 2001 are as follows: 1997 - $1,645,085; 1998- $12,106,631; 1999
- $2,074,884; 2000 - $1,428,016; and 2001 - $1,242,251.

NOTE D -- ACCRUED EXPENSES

                                                      December 31
                                                   1996          1995

Accrued salaries, wages and incentive plans   $  1,590,418   $  1,295,546
Accrued vacation pay                               652,706        672,706
Taxes other than income                          1,705,726      1,578,447
Loss, injury, damage and workers'
 compensation claims reserves                    2,457,102      1,604,501
Pension and benefit plan costs                     136,160        703,733
Accrued costs of equipment removal --
 Note A                                                  -        840,000
Other                                               93,061         84,421
                                              ------------   ------------
                                              $  6,635,173   $  6,779,354
                                              ============   ============

NOTE E -- FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      December 31
                                                   1996          1995

Deferred tax liabilities:

  Basis differences on property, plant
   and equipment                              $     14,360   $    253,380
  Prepaid expenses                                       -         41,200
                                              ------------   ------------
      Total deferred tax liabilities                14,360        294,580

Deferred tax assets:

  Accrued expenses                                 888,809      1,054,877
  Allowance for doubtful accounts                  433,153        369,903
  Uniform capitalization of inventories            188,209        204,172
  Postretirement benefit obligations other
    than pensions                                   26,740         20,279
  State net operating loss carryovers              189,827              -
                                              ------------   ------------
      Total deferred tax assets                  1,726,738      1,649,231
                                              ------------   ------------
  Net deferred tax assets                     $  1,712,378   $  1,354,651
                                              ============   ============

Significant components of the provision for income taxes are as follows:

                                         Year Ended December 31
                                   1996            1995           1994
Current:
  Federal                      $ (1,735,453)  $  2,033,111   $  3,899,522
  State                                            327,053        618,541
                               ------------   ------------   ------------
     Total current
      tax expense (credit)       (1,735,453)     2,360,164      4,518,063

Deferred credit:
  Federal                           (63,724)      (548,813)      (219,847)
  State                            (294,003)      (100,681)       (33,032)
                               ------------   ------------   ------------
     Total deferred
      tax credit                   (357,727)      (649,494)      (252,879)
                               ------------   ------------   ------------
Total income tax expense
 (credit)                      $ (2,093,180)  $  1,710,670   $  4,265,184
                               ============   ============   ============

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

                                 1996            1995           1994

Income tax (benefit)
  at the statutory
  federal rate of 34%        $ (1,819,674)   $  1,394,647   $  3,663,217
Federal income tax
   effects of:
  State income taxes               99,961         (76,966)      (199,073)
  Resolution of tax
   contingencies                 (172,922)              -              -
  Amortization of
    nondeductible
    goodwill                      126,115         126,115        131,715
  Other                           (32,657)         40,502         83,816
                             ------------     -----------    -----------
Federal income taxes
    (benefit)                  (1,799,177)      1,484,298      3,679,675
State income
    taxes (benefit)              (294,003)        226,372        585,509
                             ------------     -----------    -----------
                             $ (2,093,180)   $  1,710,670   $  4,265,184
                             ============    ============    ===========
Effective income
    tax rate                        (39.1)%          41.7%          39.6%
                             ============    ============    ============

No income taxes were paid in 1996, and approximately $2,377,000 and $4,271,000 were paid in 1995 and 1994, respectively.

NOTE F -- EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on years of service and employee compensation. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum amounts not to exceed the maximum amount deductible under the Internal Revenue Code. The plan's assets are held in a common bank-administered trust fund and are primarily invested in equity and government securities.

A summary of the components of net periodic pension cost for the defined benefit plan is as follows:

                                    1996            1995          1994

Service cost -- benefits
  earned during the year         $  388,021    $  275,961     $  243,851
Interest cost on projected
  benefit obligation                283,726       241,752        200,845
Actual return (gain) loss
  on plan assets                   (327,242)     (521,252)         6,624
Net amortization
  and deferral                      161,387       371,153       (146,302)
                                 ----------    ----------     ----------
Net periodic pension cost        $  505,892    $  367,614     $  305,018
                                 ==========    ==========     ==========

Assumptions used in determining net periodic pension cost for the defined benefit plan were:

                                    1996            1995          1994

Weighted average
  discount rate                      7.10%          8.73%          7.24%
Annual compensation
  increases                          3.00%          3.00%          3.00%
Expected long-term rates
  of returns on assets               9.00%          9.00%          9.00%

The following sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets :

                                                    December 31
                                              1996              1995
Actuarial present value
  of benefit obligations:
  Vested benefit obligation              $  (2,571,937)     $ (2,500,787)
                                         =============      ============
  Accumulated benefit
    obligation                           $  (3,172,718)     $ (3,118,575)
                                         =============      ============
Projected benefit obligation             $  (3,831,114)     $ (3,997,505)
Plan assets at fair value                    3,058,407         2,859,494
                                         -------------      ------------
Projected benefit obligation
   in excess of plan assets                   (772,707)       (1,138,011)
Unrecognized net loss                        1,031,951         1,260,228
Prior service cost not yet
    recognized in net
 periodic pension cost                          34,416            37,183
Unrecognized net asset
   at January 1, 1987,
 net of amortization                            (2,322)           (2,511)
Additional minimum liability                  (405,649)         (415,970)
                                         -------------      ------------
Net pension liability                    $    (114,311)     $   (259,081)
                                         =============      ============

The net pension liability of $114,311 as of December 31, 1996, is comprised of a current liability of $136,160, included in accrued expenses, and $21,849 included in other assets in the accompanying consolidated balance sheets. As of December 31, 1995, the net pension liability of $259,081 is comprised of a current liability of $453,733, included in accrued expenses, and $194,652 included in other assets. Also, an intangible pension asset of $405,649 and $415,970 is included in other assets as of December 31, 1996 and 1995 to record the minimum liability.

Assumptions used in determining the pension obligation for the defined benefit plan were:

                                                      December 31
                                                   1996             1995

Weighted average discount rate                     7.50%            7.10%
Annual compensation increases                      3.00             3.00








The Company has an investment plan covering substantially all its employees.
The investment plan permits participants to defer up to 15% of their salary by salary reduction as provided in Section 401(k) of the Internal Revenue
Code. Up to 4% of a participant's compensation contributed to the plan will be matched by a Company deposit of 50% of such contribution. The percentage of the Company match is set annually. The matching contribution charged to operations totaled approximately $158,000 in 1996, $135,000 in 1995, and $48,000 in 1994.

The Company also has the Treadco Employee Stock Ownership Plan (the "ESOP") and a related trust (the "Trust") covering substantially all employees of the Company. The cost of the ESOP is borne by the Company through annual contributions to the Trust in amounts determined by the Board of Directors.
Charges to operations for contributions to the ESOP plan totaled $250,000 for 1995 and 1994. No contribution was made for 1996.

NOTE G -- STOCK OPTION PLANS

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's Stock Option Plan (the "Option Plan) provides that up to
350,000 shares of common stock are available for awards of incentive and non-qualified stock options to directors and key employees of the Company. Under the Option Plan, the exercise price will not be less than fair market value for incentive options. The options become exercisable ratably over a five-year or ten-year period for incentive options and non-qualified options, respectively.

The Company also had a Disinterested Director Stock Option Plan which provided that each of the directors who were administering the Company's
Option Plan were granted stock options each May to purchase 5,000 shares of the Company's Common Stock. This plan was terminated in May 1994. The options previously granted under this plan will continue in effect according to their terms.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-
Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% and 6.2%;
dividend yields of .01% and .01%; volatility factors of the expected market price of the Company's Common Stock of .34 and .34; and a weighted-average expected life of the option of 9.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The
Company's pro forma information follows:

                                                 1996            1995

Net income (loss) - as reported            $(3,258,801)      $ 2,391,236
                                           ===========       ===========

Net income (loss)  - pro forma             $(3,442,965)      $ 2,372,240
                                           ===========       ===========
Income (loss)  per share
  - as reported                            $      (.64)      $       .47
                                           ===========       ===========
Income (loss)  per share
  - pro forma                              $      (.68)      $       .47
                                           ===========       ===========

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                   1996                            1995                          1994
                         ------------------------         -------------------------      ----------------------
                                        Weighted-                         Weighted-                   Weighted-
                                         Average                           Average                     Average
                                         Exercise                         Exercise                    Exercise
                          Options         Price            Options          Price          Options      Price

Outstanding -
   beginning of year        75,000      $   13.30         105,000          $  13.39         87,000     $   13.94
Granted                    140,000           7.06          20,000             14.44         20,000         11.25
Exercised                        -              -               -                 -              -             -
Cancelled                        -              -         (50,000)             13.95        (2,000)        15.75
                          --------      ---------         --------         ---------       --------    ---------
Outstanding -
  end of year              215,000      $    8.09          75,000          $  13.30        105,000     $   13.39
                          ========      =========         ========         =========       ========    =========

Exercisable at
  end of year               37,000      $   10.00          22,000          $  13.70         33,000     $   14.80
                          ========      =========         ========         =========       ========    =========
Estimated weighted-
  average fair value
  per share of
  options granted
  during the year                       $    4.47                          $   5.72
                                        =========                          =========

The following table summarizes information concerning currently outstanding and exercisable options:

                                        Weighted-
                                         Average            Weighted-                          Weighted-
                                        Remaining            Average                            Average
    Range of            Number         Contractual           Exercise          Number           Exercise
Exercise Prices      Outstanding           Life               Price         Exercisable          Price

 $5.75 - $7.13         125,000             9.1              $   6.72                -            $      -
      $10               90,000             7.4                 10.00           37,000               10.00
                      --------             ----             ---------         -------            ---------
                       215,000                                                 37,000
                      ========                                                =======

In October 1996, all grants issued prior to 1996 were repriced, changing the exercise price to $10.00. The options were originally priced from $11.25 to $15.75. The timing and requirements for vesting and life of the options were not changed.

In October 1995, the Company adopted a performance award program and awarded 30,000 and 15,000 units to the Company's President and Executive Vice President, respectively. The units are valued equal to the closing price per share of the Company's common stock on the date awarded. The awards become 100% vested after four years, with the awards increased yearly to the extent that the Company's return on equity exceeds 8%.

NOTE H -- LEASES AND COMMITMENTS

The future minimum payments under capitalized leases at December 31, 1996 are as follows:



           1997                                   $   838,610
           1998                                       838,610
           1999                                       977,009
           2000                                       234,840
           2001                                       234,840
           Thereafter                               2,137,893
                                                  -----------
           Total minimum lease payments             5,261,802
           Amounts representing interest            1,481,037
                                                  ------------
           Present value of net minimum
             lease payments included in
             long-term debt                       $ 3,780,765
                                                  ============

Assets held under capitalized leases are included in property, plant, and equipment at December 31, 1996 as follows:

           Equipment                              $ 1,736,773
           Land and buildings                       2,043,992
                                                  ------------
                                                    3,780,765
           Less accumulated depreciation              316,396
                                                  ------------
                                                  $ 3,464,369
                                                  ============

Rental expense for various production facilities and sales locations amounted to approximately $1,751,000 in 1996, $1,408,000 in 1995, and $1,166,000 in
1994.

The future minimum rental commitments as of December 31, 1996, for all noncancellable operating leases are as follows:

        1997                                      $ 1,644,585
        1998                                        1,365,337
        1999                                          899,152
        2000                                          571,612
        2001                                          379,284
        Thereafter                                  1,197,882
                                                  ------------
                                                  $ 6,057,852
                                                  ============


Certain of the leases are renewable for substantially the same rentals for varying periods.

NOTE I -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

 Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.
 Long-term debt: The carrying amounts of the Company's borrowings under its revolving credit agreement approximates its fair value since the interest rate under this agreement is variable. The fair value of the Company's notes payable arrangements are estimated using current market rates.
The fair value of the Company's financial instruments and related carrying value as of December 31, 1996 is reflected as follows:

                                        Carrying Value        Fair Value
  Cash and cash equivalents             $      15,804       $      15,804
  Short-term debt                           1,073,039           1,036,634
  Long-term debt                           16,401,763          16,395,413

NOTE J -- LITIGATION

On October 30, 1995, the Company filed a lawsuit in Arkansas State Court alleging that Bandag and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from the Company. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, the Company's former officers J.J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring the Company's employees to work for Bandag or any of its franchisees, from diverting or soliciting the Company's customers to buy from Bandag franchisees other than the Company, and from disclosing or using any of the Company's confidential information.

On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

The Federal District Court ruled that under terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has been set for the latter part of 1997.

The Company is not a party to any other pending legal proceedings which management believes to be material to the financial position or results of operations of the Company.

NOTE K -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1996 and 1995:

                                                                1996
                                                         Three Months Ended
                             March 31              June 30               September 30          December 31
                           -------------          -------------          ------------          -------------

Sales                      $  32,133,638          $  36,114,495          $  40,121,212          $  35,784,782
Costs and expenses            33,790,099             37,435,918             40,766,417             37,806,370 [a]
                           -------------          -------------          -------------          -------------
Operating (loss)              (1,656,461)            (1,321,423)              (645,205)            (2,021,588)
Other expense
  (income) -- net                181,363                 49,462               (745,834)               222,313
Income taxes
   (credit)                     (656,242)              (476,515)               (49,365)              (911,058)
                           -------------          -------------          -------------          -------------

Net income (loss)          $  (1,181,582)         $    (894,370)         $     149,994          $  (1,332,843)
                           =============          =============          =============          =============

Net income (loss)
   per share               $       (0.23)         $       (0.18)         $         .03          $       (0.26)
                           =============          =============          =============          =============

Average shares
  outstanding                  5,072,255              5,072,255              5,079,707              5,072,255
                           =============          =============          =============          =============

<F1>
[a]   Costs and expenses for the fourth quarter of 1996 includes a provision for
$875,000 to increase self-insurance reserves.

                                                                1995
                                                         Three Months Ended
                             March 31                June 30             September 30           December 31
                           --------------         -------------          ------------           -------------


Sales                      $  33,850,014          $  38,057,937          $  40,697,050          $  35,300,880
Costs and expenses            32,268,813             36,241,946             39,079,995             35,790,796 [a]
                           -------------          -------------          -------------          -------------
Operating income
  (loss)                       1,581,201              1,815,991              1,617,055               (489,916)
Other expense
  (income) -- net                 48,716                    (67)               204,151                169,625
Income taxes
  (credit)                       631,163                738,343                584,872               (243,708)
                           -------------          -------------          -------------          -------------
Net income (loss)          $     901,322          $   1,077,715          $     828,032          $    (415,833)
                           =============          =============          =============          =============

Net income (loss)
  per share                $         .18          $         .21          $         .16          $        (.08)
                           =============          =============          =============          =============

Average shares
  outstanding                  5,077,933              5,078,465              5,073,061              5,072,255
                           =============          =============          =============          =============

<F1>
[a] Costs and expenses for the fourth quarter of 1995 includes an $840,000 charge for estimated costs of equipment removal incurred in 1996 at its Bandag franchise locations.

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  TREADCO, INC.

     Column A                         Column B                  Column C                   Column D        Column E
                                                               Additions
                                                          (1)              (2)
                                     Balance at        Charged to       Charged to
                                     beginning         costs and      other accounts     Deductions -     Balance at
     Description                     of period          expenses         describe          describe     end of period

Year Ended December 31, 1996:
     Deducted from
       asset accounts:
     Allowance for doubtful
       accounts receivable          $ 1,163,835      $  1,645,349     $   341,359(A)    $ 2,037,220(B)    $  1,161,266
                                                                           47,943(C)
                                    ===========      ============     ===========       ===========       ============

Year Ended December 31, 1995:
     Deducted from asset
       accounts:
     Allowance for doubtful
       accounts receivable          $ 1,000,000      $  1,341,271     $   254,776(A)    $ 1,432,209(B)    $ 1,163,835
                                    ===========      ============     ===========       ===========       ===========

Year Ended December 31, 1994:
     Deducted from asset
       accounts :
     Allowance for doubtful
       accounts receivable          $ 1,000,000      $  1,033,132     $   241,778(A)    $ 1,274,910(B)    $ 1,000,000
                                    ===========      ============     ===========       ===========       ===========

<F1>
Note A -  Recoveries of amounts previously written off.
<F2>
Note B -  Uncollectible accounts written off.
<F3>
Note C - The allowance for doubtful accounts of Five Bros., Inc. as of date of acquisition.

                          FORM 10-K -- ITEM 14 (c)
                                EXHIBIT INDEX
                                TREADCO, INC.

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit No.

   3.1* Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Form S-1 Registration Statement under the Securities Act of 1933 dated July 3, 1991, Commission File No. 33-41605, and incorporated herein by reference).

   3.2* Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Form S-1 Registration Statement under the Securities Act of 1933 dated July 3, 1991, Commission File No. 33-41605, and incorporated herein by reference).

  10.1* Credit Agreement entered into between the Company and Societe Generale, Southwest Agency dated as of August 16, 1991 (previously filed as Exhibit 10.13 to the Company's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act of 1933 dated September 11, 1991, Commission File No. 33-41605, and incorporated herein by reference).

  10.2* Form of Transition Services Agreement entered into between the Company and Arkansas Best Corporation (previously filed as Exhibit 10.8 to the Company's Form S-1 Registration Statement under the Securities Act of 1933 dated July 3, 1991, Commission File No. 33-41605, and incorporated herein by reference).

  10.3* Form of Agreement entered into between the Company and Oliver Rubber Company dated September 29, 1995 (previously filed as Exhibit 10 to the Company's Form 10-Q Quarterly Report under the Securities Exchange Act of 1934 for the quarter ended September 30, 1995, Commission File No. 0-19390, and incorporated herein by reference).

  10.4*#    Treadco, Inc. Performance Award Unit Program effective
            January 1, 1996 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19390, and incorporate herein by reference).

    23      Consent of Ernst & Young LLP.

---------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
# Designates a compensation plan for Directors or Executive Officers.