Form 10-Q
period 1997-03-31
TREADCO INC
filed 1997-05-13
CIK 876948

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934
    For the Quarter Ended  March 31, 1997
                          -----------------

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

                Class                     Outstanding at April 15, 1997
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                5,072,255 shares

                                TREADCO, INC.

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
               March 31, 1997 and December 31, 1996                     3

               Consolidated Statements of Operations --
               For the Three Months Ended March 31, 1997 and 1996       5

               Consolidated Statements of Cash Flows --
               For the Three Months Ended March 31, 1997 and 1996       6

               Notes to Consolidated Financial Statements --
                March 31, 1997                                          7

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          15

  Item 2.   Changes in Securities                                      15

  Item 3.   Defaults Upon Senior Securities                            15

  Item 4.   Submission of Matters to a Vote of Security Holders        15

  Item 5.   Other Information                                          15

  Item 6.   Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                             17

EXHIBIT INDEX                                                          18

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
                                                 March 31      December 31
                                                   1997            1996
                                               (Unaudited)        (Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $     150,452    $      15,804
  Accounts receivable:
     Trade receivables, less allowances
      for doubtful accounts (1997 --
      $1,358,839; 1996 -- $1,161,266 )          18,760,006       18,310,397
     Other                                       2,712,465        6,011,067
  Due from affiliates                              149,084          154,120
  Inventories - Note D                          29,550,771       30,043,877
  Prepaid expenses                                 127,724          155,483
  Federal and state income taxes                 2,796,518        1,625,935
  Deferred income taxes                          1,512,326        1,512,326
                                              ------------     ------------
     TOTAL CURRENT ASSETS                       55,759,346       57,829,009

PROPERTY, PLANT AND EQUIPMENT
  Land                                           4,065,127        4,065,127
  Structures                                    13,002,558       12,980,600
  Retreading and other equipment                29,533,060       29,711,944
                                              ------------     ------------
                                                46,600,745       46,757,671
  Less allowances for depreciation             (14,787,071)     (13,571,967)
                                              ------------     ------------
                                                31,813,674       33,185,704
OTHER ASSETS
  Goodwill, less amortization
   (1997 -- $3,562,312; 1996 -- $3,446,815)     13,040,645       13,156,142
  Noncompete agreements, less amortization
   (1997 -- $936,144; 1996 -- $870,832)            370,105          435,417
  Deferred income taxes                            148,191          200,052
  Other                                            612,689          609,469
                                              ------------     ------------
                                                14,171,630       14,401,080
                                              ------------     ------------
                                             $ 101,744,650    $ 105,415,793
                                              ============     ============









TREADCO, INC.
CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
                                                   1997            1996
                                               (Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                     $  14,086,962    $  14,546,576
  Due to affiliate                                 639,731          959,174
  Accrued salaries, wages and
    other expenses                               6,490,084        6,635,173
  Current portion of long-term debt              1,722,125        1,645,085
                                              ------------     ------------
     TOTAL CURRENT LIABILITIES                  22,938,902       23,786,008




LONG-TERM DEBT, less current portion            18,873,715       19,610,482



OTHER LIABILITIES                                   76,092           71,689



STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per
    share -- authorized 2,000,000 shares;
    none issued                                          -                -
  Common stock, par value $.01 per share --
    authorized 18,000,000 shares; issued
    and outstanding 5,072,255 shares                50,723           50,723
  Additional paid-in capital                    45,623,346       45,623,346
  Retained earnings                             14,181,872       16,273,545
                                              ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                 59,855,941       61,947,614



COMMITMENTS AND CONTINGENCIES -- Note E
                                              ------------     ------------
                                             $ 101,744,650    $ 105,415,793
                                              ============     ============

<F1>
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

TREADCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Three Months Ended
                                                         March 31
                                                   1997            1996
                                                       (Unaudited)
SALES
  Non-affiliates                              $ 32,094,010     $ 31,632,333
  Affiliates                                     1,117,464          501,305
                                               -----------      -----------
                                                33,211,474       32,133,638
COSTS AND EXPENSES
  Materials and cost of new tires               23,260,210       23,565,762
  Salaries and wages                             6,209,620        5,267,861
  Depreciation and amortization                  1,353,811          860,336
  Administrative and general                     4,922,887        3,980,643
  Amortization of goodwill                         115,497          115,497
                                               -----------      -----------
                                                35,862,025       33,790,099
                                               -----------      -----------
OPERATING LOSS                                  (2,650,551)      (1,656,461)

OTHER INCOME
  Interest income                                    2,357           15,129
  Gain on asset sales                                3,548            4,483
  Other                                             34,363           24,806
                                               -----------      -----------
                                                    40,268           44,418
OTHER EXPENSES
  Interest                                         309,630          160,469
  Amortization of noncompete agreements             65,312           65,312
                                               -----------      -----------
                                                   374,942          225,781
                                               -----------      -----------
LOSS BEFORE INCOME TAXES                        (2,985,225)      (1,837,824)

FEDERAL AND STATE INCOME TAXES
 (CREDIT) -- Note C
  Current                                       (1,148,303)        (657,601)
  Deferred                                          51,861            1,359
                                               -----------      -----------
                                                (1,096,442)        (656,242)
                                               -----------      -----------

NET LOSS                                      $ (1,888,783)    $ (1,181,582)
                                               ===========      ===========
NET LOSS PER SHARE                            $      (0.37)    $      (0.23)
                                               ===========      ===========
AVERAGE SHARES OUTSTANDING                       5,072,255        5,072,255
                                               ===========      ===========
CASH DIVIDENDS PAID PER COMMON SHARE          $        .04     $        .04
                                               ===========      ===========

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                         March 31
                                                   1997            1996
                                                       (Unaudited)
OPERATING ACTIVITIES
  Net loss                                    $ (1,888,783)    $ (1,181,582)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
     Depreciation and amortization               1,353,811          860,336
     Amortization of goodwill                      115,497          115,497
     Amortization of noncompete agreements          65,312           65,312
     Provision for losses on accounts
       receivable                                  715,144          401,669
     Provision for deferred income taxes            51,861           (1,359)
     Gain on asset sales                            (3,548)          (4,483)
     Changes in operating assets
      and liabilities:
       Receivables                               2,133,849        2,451,281
       Inventories and prepaid expenses            520,865          990,320
       Federal and state income taxes           (1,170,583)               -
       Other assets                                 (3,220)        (221,550)
       Trade accounts payable, accrued
        expenses and taxes payable                (604,702)        (923,350)
       Due to/from affiliates                     (314,407)         133,906
       Other liabilities                             4,403            4,685
                                               -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          975,499        2,690,682

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment                                 (404,987)        (810,357)
  Proceeds from asset sales                        426,754           11,260
                                               -----------      -----------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                              21,767         (799,097)


















FINANCING ACTIVITIES
  Borrowings under revolving
    credit facility                             11,075,000                -
  Payments under revolving
    credit facility                            (11,375,000)      (3,000,000)
  Payments of other long-term debt                (359,728)               -
  Dividends paid                                  (202,890)        (202,890)
                                               -----------      -----------
NET CASH USED BY FINANCING ACTIVITIES             (862,618)      (3,202,890)
                                               -----------      -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             134,648       (1,311,305)
  Cash and cash equivalents at
    beginning of period                             15,804        1,619,901
                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    150,452     $    308,596
                                               ===========      ===========

See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

NOTE A -- ORGANIZATION

  Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991 the Company completed an initial public offering. At March 31, 1997, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE C -- FEDERAL AND STATE INCOME TAXES

  The following amounts and percentages, which relate to pre-tax income, reflect the items included in income tax expense:

                                                 Three Months Ended
                                                      March 31
                                                1997           1996

Income tax (credit) at regular rates        $(1,014,977)   $  (624,860)
Percent                                           (34.0)%        (34.0)%

State taxes less federal benefits              (119,791)       (68,463)
Percent                                            (4.0)%         (3.7)%

Amortization of goodwill                         35,200         35,200
Percent                                             1.2 %          1.9 %

Other items                                       3,126          1,881
Percent                                             0.1 %          0.1 %
                                             ----------     ----------
Income tax benefit                          $(1,096,442)   $  (656,242)
Percent                                           (36.7)%        (35.7)%
                                             ==========     ==========

NOTE D -- INVENTORIES

                                           March 31        December 31
                                             1997              1996

New tires and finished retreaded tires   $ 23,645,344     $ 23,802,112
Materials and supplies                      5,905,427        6,241,765
                                          -----------      -----------
                                         $ 29,550,771     $ 30,043,877
                                          ===========      ===========

NOTE E -- LITIGATION

  Other than as discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company.

  On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag, Inc. ("Bandag"), the Company's former retread franchisor, and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers
Martin G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchises, from diverting or soliciting Treadco's customers to buy from Bandag franchises other than Treadco, and from disclosing or using any of Treadco's confidential information.

  On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

  The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has been set for the latter part of 1997.

NOTE F -- LONG-TERM DEBT

  The Company has a revolving credit agreement with Societe Generale, Southwest Agency, (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Credit Agreement expires in September 1998 unless renewed or extended. The Credit Agreement was amended in March 1997 to revise certain financial covenants and the Company's interest rate on LIBOR advances. Borrowings under the Credit Agreement bear interest, at the Company's option, at 1 1/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At March 31, 1997 the interest rate on the Credit Agreement was 6.2%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $10 million borrowed under the Credit Agreement as of March 31, 1997.

NOTE G -- RECENT ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

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

  The following table sets forth for the periods indicated a summary of sales by category:

                                          Three Months Ended
                                               March 31
                                     1997            1996          %
SALES
 Retread                         $ 13,684,827     $14,485,511     (5.5)%
 New tires                         16,443,687      15,026,435      9.4 %
 Service                            3,082,960       2,621,692     17.6 %
                                  -----------     -----------    -----
TOTAL                            $ 33,211,474     $32,133,638      3.4 %
                                  ===========     ===========    =====

  The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                                   Three Months Ended
                                                        March 31
                                                     1997      1996
COSTS AND EXPENSES
   Materials and cost of new tires                   70.1%     73.3%
   Salaries and wages                                18.7      16.4
   Depreciation and amortization                      4.1       2.7
   Administrative and general                        14.8      12.4
   Amortization of goodwill                           0.3       0.4
                                                    -----     -----
                                                    108.0%    105.2%
                                                    =====     =====

Three Months Ended March 31, 1997 as Compared to Three Months
Ended March 31, 1996

  Sales (including sales to affiliates) for the three months ended March 31, 1997 increased 3.4% to $33.2 million from $32.1 million for the three months ended March 31, 1996. During the three months ended March 31, 1997, the Company sold approximately 138,000 retreaded truck tires, an increase of 0.7% from the three months ended March 31, 1996 and new tires sold increased 13.6% to 92,000 tires. The average sales price for both retreads and new tires has decreased as the Company faces new competition at many of its locations, which has caused added pressure on selling prices. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in many cases the business retained is at lower margins.

  For the three months ended March 31, 1997, "same store" sales decreased 4.2% which was offset by a 7.6% increase from "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and five new sales locations.

  Operating costs and expenses were $35.9 million for the three months ended March 31, 1997 compared to $33.8 million during the three months ended March 31, 1996. The increase in sales and operating costs and expenses resulted in operating loss of $2.7 million compared to operating loss of $1.7 million during the three months ended March 31, 1996. The Company had a net loss of $1.9 million, or $.37 net loss per share, compared to net loss of $1.2 million or $.23 net loss per share during the three months of March 31, 1996. Average shares outstanding were 5.1 million for each of the three months ended March 31, 1997 and 1996.

  Operating costs and expenses as a percent of sales were 108.0% for the three months ended March 31, 1997 compared to 105.2% for the three months ended March 31, 1996. Materials and cost of new tires as a percent of sales decreased to 70.1% for the three months ended March 31, 1997 from 73.3% during the three months ended March 31, 1996, resulting primarily from lower tread rubber costs with Oliver. Salaries and wages as a percent of sales increased to 18.7% for the three months ended March 31, 1997 from 16.4% during the three months ended March 31, 1996. The increase resulted from a greater number of employees added for new locations, cost-of-living raises, and the lower selling price per retread tire. Depreciation and amortization expense as a percent of revenue increased to 4.1% for the three months ended March 31, 1997 from 2.7% for the three months ended March 31, 1996 primarily as a result of the acquisition during 1996 of new retread production equipment in connection with the conversion to Oliver and the addition of 100 new replacement service and delivery trucks. All existing precure retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis. Administrative and general expenses as a percent of sales increased to 14.8% for the three months ended March 31, 1997 from 12.4% for the three months ended March 31, 1996. The increase resulted from several factors, including expenses related to employee insurance costs and bad debt expenses.

  Interest expense for the three months ended March 31, 1997 was $310,000 compared to $160,000 for the three months ended March 31, 1996. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

  The difference between the effective tax rate for the three months ended March 31, 1997 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note C to the unaudited consolidated financial statements).

Liquidity and Capital Resources

  The ratio of current assets to current liabilities was 2.43:1 at March 31, 1997 and December 31, 1996. Net cash provided by operating activities was $975,000 for the three months ended March 31, 1997, compared to net cash provided of $2.7 million for the three months ended March 31, 1996. The decrease is due primarily to the changes in income taxes refundable and increase in the Company's net loss offset in part by increased depreciation and amortization.

  The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At March 31, 1997, the borrowing base was $27.4 million. The Credit Agreement expires in September 1998, unless renewed or extended.

  The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Credit Agreement was amended in March 1997 to revise certain financial covenants and the Company's interest rate on LIBOR advances. The Company was in compliance with the revised covenants at March 31, 1997.

  Management believes that, based upon the Company's current levels of operations, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations, including the capital expenditure program, and meet all present and future debt service requirements.

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

  The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has been set for the latter part of 1997.

ITEM 2.             CHANGES IN SECURITIES.

  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

  None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

ITEM 5.                 OTHER INFORMATION.

  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
    (a)  Exhibits

         Exhibit 10.1 - Seventh Amendment dated as of March 27, 1997 to the Credit Agreement dated as of August 16, 1991 between Treadco, Inc. and Societe Generale, Southwest Agency.

    (b)  Reports on Form 8-K

         None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            TREADCO, INC.
                            (Registrant)


Date:  May 13, 1997         s/David E. Loeffler
                            David E. Loeffler
                            Vice President-Treasurer, Chief
                            Financial Officer
                            and Principal Accounting Officer

                                EXHIBIT INDEX
                                TREADCO, INC.


The following exhibits are filed with this report.

Exhibit
  No.

 10.1 Seventh Amendment dated as of March 27, 1997 to the Credit Agreement dated as of August 16, 1991 between Treadco, Inc. and Societe Generale, Southwest Agency.