Form 10-Q
period 1997-06-30
TREADCO INC
filed 1997-08-04
CIK 876948

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarter Ended       June 30, 1997
                                                   ----------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

Commission File Number     0-19390
                      ----------------------------

                                 TREADCO, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                              7534 and 5531                             71-0706271
------------------------------------      ---------------------------------      -----------------------------------
  (State or other jurisdiction of           (Primary Standard Industrial                  (I.R.S. Employer
  incorporation or organization)              Classification Code No.)                  Identification No.)

                             1101 South 21st Street
                              Fort Smith, Arkansas
                                     72901
                                 (501) 788-6400
                       ---------------------------------
                         (Address, including zip code,
                        and telephone number, including
                           area code, of registrant's
                          principal executive offices)


                                 Not Applicable
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at July 15, 1997
------------------------------------        -------------------------------
    Common Stock, $.01 par value                    5,072,255 shares

                                 TREADCO, INC.

                                     INDEX

                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets --
                June 30, 1997 and December 31, 1996                                3

                Consolidated Statements of Operations --
                For the Three and Six Months Ended June 30, 1997 and 1996          5

                Consolidated Statements of Cash Flows --
                For the Six Months Ended June 30, 1997 and 1996                    6

                Notes to Consolidated Financial Statements --
                June 30, 1997                                                      7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               10

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                                 15

Item 2.         Changes in Securities                                             15

Item 3.         Defaults Upon Senior Securities                                   15

Item 4.         Submission of Matters to a Vote of Security Holders               16

Item 5.         Other Information                                                 16

Item 6.         Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                        17

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                      JUNE 30        DECEMBER 31
                                                       1997             1996
                                                   -------------    -------------
                                                    (UNAUDITED)         (NOTE)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents .................   $          --    $      15,804
     Accounts receivable:
         Trade receivables, less allowances for
          doubtful accounts (1997 -- $1,178,566;
          1996 -- $1,161,266) ..................      21,384,804       18,310,397
         Other .................................       5,023,662        6,011,067
     Due from affiliates .......................         167,195          154,120
     Inventories - Note C ......................      29,371,080       30,043,877
     Prepaid expenses ..........................          50,047          155,483
     Federal and state income taxes refundable .       3,185,359        1,625,935
     Deferred income taxes .....................       1,512,326        1,512,326
                                                   -------------    -------------
         TOTAL CURRENT ASSETS ..................      60,694,473       57,829,009

PROPERTY, PLANT AND EQUIPMENT
     Land ......................................       4,065,127        4,065,127
     Structures ................................      13,076,448       12,980,600
     Retreading and other equipment ............      31,369,800       29,711,944
                                                   -------------    -------------
                                                      48,511,375       46,757,671
     Less allowances for depreciation ..........     (16,112,603)     (13,571,967)
                                                   -------------    -------------
                                                      32,398,772       33,185,704
OTHER ASSETS
     Goodwill, less amortization
      (1997 -- $3,677,812; 1996 -- $3,446,815) .      12,925,148       13,156,142
     Noncompete agreements, less  amortization
      (1997 -- $1,001,458; 1996 -- $870,832) ...         304,792          435,417
     Deferred income taxes .....................              --          200,052
     Other .....................................         857,464          609,469
                                                   -------------    -------------
                                                      14,087,404       14,401,080
                                                   -------------    -------------
                                                   $ 107,180,649    $ 105,415,793
                                                   =============    =============

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                       JUNE 30     DECEMBER 31
                                                        1997          1996
                                                    ------------   ------------
                                                     (UNAUDITED)      (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft .............................   $    125,200   $         --
     Trade accounts payable .....................     18,261,139     14,546,576
     Due to affiliate ...........................        592,668        959,174
     Accrued salaries, wages and other expenses .      6,928,070      6,635,173
     Current portion of long-term debt ..........      2,036,395      1,645,085
                                                    ------------   ------------
         TOTAL CURRENT LIABILITIES ..............     27,943,472     23,786,008

LONG-TERM DEBT, less current portion ............     19,373,316     19,610,482

OTHER LIABILITIES ...............................         80,653         71,689

DEFERRED INCOME TAXES ...........................        183,846             --

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued .             --             --
     Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding 5,072,255 shares .............         50,723         50,723
     Additional paid-in capital .................     45,623,346     45,623,346
     Retained earnings ..........................     13,925,293     16,273,545
                                                    ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY .............     59,599,362     61,947,614

COMMITMENTS AND CONTINGENCIES -- Note D
                                                    ------------   ------------
                                                    $107,180,649   $105,415,793
                                                    ============   ============



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30                         JUNE 30
                                               1997            1996            1997             1996
                                           ------------    ------------    ------------    ------------
                                                                    (UNAUDITED)
SALES
   Non-affiliates ......................   $ 41,014,082    $ 35,485,903    $ 73,108,092    $ 67,118,236
   Affiliates ..........................        121,805         628,592       1,239,269       1,129,897
                                             41,135,887      36,114,495      74,347,361      68,248,133
                                           ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Materials and cost of new tires .....     27,794,924      26,337,098      51,055,134      49,902,860
   Salaries and wages ..................      6,616,617       5,532,265      12,826,237      10,800,126
   Depreciation and amortization .......      1,344,365       1,002,312       2,698,176       1,862,648
   Administrative and general ..........      5,044,289       4,448,746       9,967,176       8,429,389
   Amortization of goodwill ............        115,497         115,497         230,994         230,994
                                           ------------    ------------    ------------    ------------
                                             40,915,692      37,435,918      76,777,717      71,226,017
                                           ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ................        220,195      (1,321,423)     (2,430,356)     (2,977,884)

OTHER INCOME
   Interest income .....................         16,870           3,982          19,227          19,111
   Gain (loss) on asset sales ..........           (942)        132,504           2,606         136,987
   Other ...............................         91,298          37,349         125,661          62,155
                                           ------------    ------------    ------------    ------------
                                                107,226         173,835         147,494         218,253
OTHER EXPENSES
   Interest ............................        335,962         157,984         645,592         318,453
   Amortization of noncompete agreements         65,313          65,313         130,625         130,625
                                           ------------    ------------    ------------    ------------
                                                401,275         223,297         776,217         449,078
                                           ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ...............        (73,854)     (1,370,885)     (3,059,079)     (3,208,709)

FEDERAL AND STATE INCOME TAXES
 (CREDIT)
   Current .............................       (352,202)       (304,837)     (1,500,505)       (962,438)
   Deferred ............................        332,037        (171,678)        383,898        (170,319)
                                           ------------    ------------    ------------    ------------
                                                (20,165)       (476,515)     (1,116,607)     (1,132,757)
                                           ------------    ------------    ------------    ------------

NET LOSS ...............................   $    (53,689)   $   (894,370)   $ (1,942,472)   $ (2,075,952)
                                           ============    ============    ============    ============

NET LOSS PER SHARE .....................   $      (0.01)   $      (0.18)   $      (0.38)   $      (0.41)
                                           ============    ============    ============    ============

AVERAGE SHARES OUTSTANDING .............      5,072,255       5,072,255       5,072,255       5,072,255
                                           ============    ============    ============    ============
CASH DIVIDENDS PAID
PER COMMON SHARE .......................   $       0.04    $       0.04    $       0.08    $       0.08
                                           ============    ============    ============    ============


See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                               1997            1996
                                                           ------------    -----------
                                                                   (UNAUDITED)
OPERATING ACTIVITIES
     Net loss ..........................................   $ (1,942,471)   $(2,075,952)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Depreciation and amortization .................      2,698,176      1,862,648
         Amortization of goodwill ......................        230,994        230,994
         Amortization of deferred financing costs
           and noncompete agreements ...................        130,625        130,625
         Provision for losses on accounts receivable ...      1,236,253        850,345
         Provision (credit) for deferred income taxes ..        383,898       (170,319)
         Gain on asset sales ...........................         (2,606)      (136,987)
         Changes in operating assets and liabilities:
           Receivables .................................     (3,323,255)      (160,762)
           Inventories and prepaid expenses ............        778,233      2,709,174
           Federal and state income taxes ..............     (1,559,424)            --
           Other assets ................................       (247,995)    (1,528,822)
           Trade accounts payable, accrued
            expenses and taxes payable .................      4,007,460      4,226,714
         Due to/from affiliates ........................       (379,581)       151,991
         Other liabilities .............................          8,964          9,459
                                                           ------------    -----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES .................................      2,019,271      6,099,108

INVESTING ACTIVITIES
     Purchases of property, plant and equipment ........       (930,134)    (3,948,319)
     Proceeds from asset sales .........................        429,979        171,690
                                                           ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES ..................       (500,155)    (3,776,629)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility ........     15,585,000      5,610,000
     Payments under revolving credit facility ..........    (15,885,000)    (9,610,000)
     Payments of other long-term debt ..................       (954,339)       (48,371)
     Dividends paid ....................................       (405,781)      (312,992)
     Net increase in cash overdrafts ...................        125,200        418,983
                                                           ------------    -----------
NET CASH USED IN FINANCING ACTIVITIES ..................     (1,534,920)    (3,942,380)
                                                           ------------    -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .................................        (15,804)    (1,619,901)
     Cash and cash equivalents at beginning of period ..         15,804      1,619,901
                                                           ------------    -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD .....................................   $         --    $        --
                                                           ============    ===========

See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
-------------------------------------------------------------------------------


NOTE A -- ORGANIZATION

     Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering. At June 30, 1997, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE C -- INVENTORIES

                                                     JUNE 30           DECEMBER 31
                                                      1997                1996
                                                 --------------     --------------
New tires and finished retreaded tires ......... $   23,321,759     $   23,802,112
Materials and supplies .........................      6,049,321          6,241,765
                                                 --------------     --------------
                                                 $   29,371,080     $   30,043,877
                                                 ==============     ==============

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
-------------------------------------------------------------------------------

NOTE D -- LITIGATION

     Other than as discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the results of operations, cash flows or the financial condition of the Company.

     On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag, Inc. ("Bandag"), the Company's former retread franchisor, and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchises, from diverting or soliciting Treadco's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of Treadco's confidential information.

     On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

     The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. The arbitration hearing is expected to be held in the first half of 1998.

NOTE E -- LONG-TERM DEBT

     The Company has a revolving credit agreement with Societe Generale, Southwest Agency, (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Credit Agreement expires in September 1998 unless renewed or extended. The Credit Agreement was amended in March 1997 to revise certain financial covenants and the Company's interest rate on LIBOR advances. Borrowings under the Credit Agreement bear interest, at the Company's option, at 1 1/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At June 30, 1997, the interest rate on the Credit Agreement was 6.9%. The Company pays a commitment fee of 3/8% on the unused amount under the Credit Agreement. There was $10 million borrowed under the Credit Agreement as of June 30, 1997.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
-------------------------------------------------------------------------------

NOTE F -- RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

     The following table sets forth for the periods indicated a summary of sales by category:

                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                 JUNE 30                                    JUNE 30
                                                                  %                                           %
                                    1997            1996      INCREASE         1997            1996       INCREASE
                               --------------  -------------  --------    -------------   --------------  --------
SALES
   Retread ................    $  16,808,174   $  15,397,464     9.2%     $  30,493,001   $   29,882,975     2.0%
   New tires ..............       20,619,720      17,772,365    16.0         37,063,407       32,798,800    13.0
   Service ................        3,707,993       2,944,666    25.9          6,790,953        5,566,358    22.0
                               -------------   -------------    ----      -------------   --------------    ----
TOTAL .....................    $  41,135,887   $  36,114,495    13.9%     $  74,347,361   $   68,248,133     8.9%
                               =============   =============    ====      =============   ==============    ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30             JUNE 30
                                    1997      1996      1997      1996
                                   ------    ------    ------    ------
COSTS AND EXPENSES
 Materials and cost of new tires     67.5%     73.0%     68.7%     73.2%
 Salaries and wages ............     16.1      15.3      17.3      15.8
 Depreciation and amortization .      3.3       2.8       3.6       2.7
 Administrative and general ....     12.3      12.3      13.4      12.4
 Amortization of goodwill ......      0.3       0.3       0.3       0.3
                                   ------    ------    ------    ------
                                     99.5%    103.7%    103.3%    104.4%
                                   ======    ======    ======    ======

Three Months Ended June 30, 1997 as Compared to Three Months Ended June 30,
1996

     Sales (including sales to affiliates) for the three months ended June 30, 1997 increased 13.9% to $41.1 million from $36.1 million for the three months ended June 30, 1996. During the three months ended June 30, 1997, the Company sold approximately 169,000 retreaded truck tires, an increase of 16.1% from the three months ended June 30, 1996 and new tires sold increased 13.5% to 112,000 tires. The average sale price for retreads has decreased as the Company faces new competition at many of its locations, which has caused added pressure on selling prices. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in many cases the business retained is at lower margins.

     For the three months ended June 30, 1997, "same store" sales increased 6.5% and "new store" sales accounted for 7.4% of the increase from the 1996 second quarter. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and three new sales locations.

     Operating costs and expenses were $40.9 million for the three months ended June 30, 1997 compared to $37.4 million during the three months ended June 30, 1996. For the three months ended June 30, 1997 the Company had operating income of $220,000 compared to an operating loss of $1.3 million during the three months ended June 30, 1996. The Company had a net loss of $54,000, or $.01 net loss per share, compared to a net loss of $894,000, or $.18 net loss per share during the three months of June 30, 1996.

     Operating costs and expenses as a percent of sales were 99.5% for the three months ended June 30, 1997 compared to 103.7% for the three months ended June 30, 1996. Materials and cost of new tires as a percent of sales decreased to 67.5% for the three months ended June 30, 1997 from 73.0% during the three months ended June 30, 1996, resulting primarily from lower tread rubber costs with Oliver and lower new tire costs. Salaries and wages as a percent of sales increased to 16.1% for the three months ended June 30, 1997 from 15.3% during the three

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------



months ended June 30, 1996. The increase resulted from a greater number of employees added for new locations, cost-of-living raises, and the lower selling price per retread tire. Depreciation and amortization expense as a percent of revenue increased to 3.3% for the three months ended June 30, 1997 from 2.8% for the three months ended June 30, 1996 primarily as a result of the acquisition during 1996 of new retread production equipment in connection with the conversion to Oliver. During 1996, all existing precure retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis.

     Interest expense for the three months ended June 30, 1997 was $336,000 compared to $158,000 for the three months ended June 30, 1996. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

     The difference between the effective tax rate for the three months ended June 30, 1997 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

     Average shares outstanding were 5.1 million for each of the three months ended June 30, 1997 and 1996.

Six months Ended June 30, 1997 as Compared to Six months Ended June 30, 1996

     Sales (including sales to affiliates) for the six months ended June 30, 1997 increased 8.9% to $74.3 million from $68.2 million for the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company sold approximately 306,000 retreaded truck tires, an increase of 8.6% from the six months ended June 30, 1996 and new tires sold increased 13.1% to 204,000 tires. The average sale price for retreads has decreased as the Company faces new competition at many of its locations, which has caused added pressure on selling prices. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in many cases, the business retained is at lower margins.

     For the six months ended June 30, 1997, "same store" sales increased 1.2% and "new store" sales accounted for 7.7% of the increase from last year. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented.

     Operating costs and expenses were $76.8 million for the six months ended June 30, 1997 compared to $71.2 million during the six months ended June 30, 1996. For the six months ended June 30, 1997 the Company had an operating loss of $2.4 million compared to an operating loss of $3.0 million during the six months ended June 30, 1996. The Company had a net loss of $1.9 million, or $.38 net loss per share, compared to a net loss of $2.1 million, or $.41 net loss per share during the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


     Operating costs and expenses as a percent of sales were 103.3% for the six months ended June 30, 1997 compared to 104.4% for the six months ended June 30, 1996. Materials and cost of new tires as a percent of sales decreased to 68.7% for the six months ended June 30, 1997 from 73.2% during the six months ended June 30, 1996, resulting primarily from lower tread rubber costs with Oliver. Salaries and wages as a percent of sales increased to 17.3% for the six months ended June 30, 1997 from 15.8% during the six months ended June 30, 1996. The increase resulted from a greater number of employees added for new locations, cost-of-living raises, and the lower selling price per retread tire. Depreciation and amortization expense as a percent of revenue increased to 3.6% for the six months ended June 30, 1997 from 2.7% for the six months ended June 30, 1996, primarily as a result of the acquisition during 1996 of new retread production equipment in connection with the conversion to Oliver. During 1996, all existing precure retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis. Administrative and general expenses as a percent of sales increased to 13.4% for the six months ended June 30, 1997 from 12.4% for the six months ended June 30, 1996. The increase resulted from several factors, including expenses related to employee insurance costs and bad debt expense.

     Interest expense for the six months ended June 30, 1997 was $646,000 compared to $318,000 for the six months ended June 30, 1996. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

     The difference between the effective tax rate for the six months ended June 30, 1997 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

     Average shares outstanding were 5.1 million for each of the six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities was 2.17:1 at June 30, 1997 and 2.43:1 at December 31, 1996. Net cash provided by operating activities was $2.0 million for the six months ended June 30, 1997, compared to net cash provided of $6.1 million for the six months ended June 30, 1996. The decrease is due primarily to the changes in income taxes refundable and trade receivables offset in part by increased depreciation and amortization.

     The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At June 30, 1997, the borrowing base was $29.9 million. The Credit Agreement expires in September 1998, unless renewed or extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------



     The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Credit Agreement was amended in March 1997 to revise certain financial covenants and the Company's interest rate on LIBOR advances. The Company was in compliance with the revised covenants at June 30, 1997.

     Management believes that, based upon the Company's current levels of operations, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations, including the capital expenditure program, and meet all scheduled debt service requirements.

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

                                    PART II.
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. Other than as discussed below, the Company is not a party to any pending legal proceeding which the Company's management believes to be material to the results of operations, cash flows or the financial condition of the Company. The Company generally maintains liability insurance against risks arising out of the normal course of its business.

     On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchises, from diverting or soliciting Treadco's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of Treadco's confidential information.

     On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

     The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. The arbitration hearing is expected to be held in the first half of 1998.


ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 8, 1997.

     The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of the vote on this proposal are as follows:

DIRECTORS                                    FOR                        WITHHELD             ABSTENTIONS
William A. Marquard                         4,806,311                      3,450                 262,494
Robert B. Gilbert                           4,806,411                      3,350                 262,494


The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal year 1997.

                                        FOR           AGAINST        WITHHELD        ABSTENTIONS
Ernst & Young                        4,807,208         1,250           1,303            262,494


ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (A)   EXHIBITS

              27    FINANCIAL DATA SCHEDULE

        (B)   REPORTS ON FORM 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TREADCO, INC.
                              (Registrant)


Date:August 1, 1997           /s/  David E. Loeffler
                              ------------------------------------------------
                              David E. Loeffler
                              Vice President-Treasurer, Chief Financial Officer
                              and Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NO.                 DESCRIPTION
-------             -----------
   27         FINANCIAL DATA SCHEDULE