Form 10-Q
period 1997-09-30
TREADCO INC
filed 1997-11-06
CIK 876948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1997
                                                    ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________________________ to _____________________________

Commission File Number     0-19390
                      ---------------

                                  TREADCO, INC.
--------------------------------------------------------------------------------
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


                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 15, 1997
-----------------------------                   -------------------------------
Common Stock, $.01 par value                             5,072,255 shares

                                  TREADCO, INC.

                                      INDEX

                                                                                             PAGE
PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets --
                September 30, 1997 and December 31, 1996                                      3

                Consolidated Statements of Operations --
                For the Three and Nine Months Ended September 30, 1997 and 1996               5

                Consolidated Statements of Cash Flows --
                For the Nine Months Ended September 30, 1997 and 1996                         6

                Notes to Consolidated Financial Statements --
                September 30, 1997                                                            7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          11

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings                                                            15

Item 2.         Changes in Securities                                                        15

Item 3.         Defaults Upon Senior Securities                                              15

Item 4.         Submission of Matters to a Vote of Security Holders                          15

Item 5.         Other Information                                                            15

Item 6.         Exhibits and Reports on Form 8-K                                             16

SIGNATURES                                                                                   17

EXHIBIT INDEX                                                                                18

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               SEPTEMBER 30              DECEMBER 31
                                                                                   1997                     1996
                                                                             -------------------------------------------
                                                                                (UNAUDITED)                (NOTE)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents.......................................        $             --        $          15,804
     Accounts receivable:
         Trade receivables, less allowances for
          doubtful accounts (1997 -- $1,785,345;
          1996 -- $1,161,266) .......................................              23,440,873               18,310,397
         Other ......................................................               6,884,891                6,011,067
     Due from affiliates ............................................                 163,490                  154,120
     Inventories - Note C ...........................................              28,288,924               30,043,877
     Prepaid expenses ...............................................                  73,031                  155,483
     Federal and state income taxes refundable ......................                 895,832                1,625,935
     Deferred income taxes ..........................................               1,512,326                1,512,326
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS .......................................              61,259,367               57,829,009

PROPERTY, PLANT AND EQUIPMENT
     Land............................................................               4,000,877                4,065,127
     Structures......................................................              13,227,413               12,980,600
     Retreading and other equipment .................................              31,923,045               29,711,944
------------------------------------------------------------------------------------------------------------------------
                                                                                   49,151,335               46,757,671
     Less allowances for depreciation ...............................             (16,754,773)             (13,571,967)
------------------------------------------------------------------------------------------------------------------------
                                                                                   32,396,562               33,185,704
OTHER ASSETS
     Goodwill, less amortization
      (1997 -- $3,793,309; 1996 -- $3,446,815) ......................              12,809,651               13,156,142
     Noncompete agreements, less  amortization
      (1997 -- $1,066,771; 1996 -- $870,832).........................                 239,479                  435,417
     Deferred income taxes ..........................................                      --                  200,052
     Other ..........................................................                 611,288                  609,469
------------------------------------------------------------------------------------------------------------------------
                                                                                   13,660,418               14,401,080

------------------------------------------------------------------------------------------------------------------------
                                                                             $    107,316,347        $     105,415,793
========================================================================================================================

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               SEPTEMBER 30              DECEMBER 31
                                                                                   1997                     1996
                                                                           ------------------------------------------
                                                                                (UNAUDITED)                (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft .................................................      $          417,671        $            --
     Trade accounts payable .........................................              21,693,048             14,546,576
     Due to affiliate ...............................................                 995,931                959,174
     Accrued salaries, wages and other expenses .....................               8,183,797              6,635,173
     Current portion of long-term debt ..............................               2,248,439              1,645,085
---------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES ..................................              33,538,886             23,786,008



LONG-TERM DEBT, less current portion ................................              13,810,320             19,610,482



OTHER LIABILITIES ...................................................                  85,188                 71,689



DEFERRED INCOME TAXES ...............................................                  64,667                     --


STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued .....................                      --                     --
     Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding 5,072,255 shares .................................                  50,723                 50,723
     Additional paid-in capital .....................................              45,623,346             45,623,346
     Retained earnings ..............................................              14,143,217             16,273,545
---------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY .................................              59,817,286             61,947,614


COMMITMENTS AND CONTINGENCIES -- Note E
---------------------------------------------------------------------------------------------------------------------

                                                                           $      107,316,347        $   105,415,793
=====================================================================================================================


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30                         SEPTEMBER 30
                                                         1997               1996               1997              1996
                                                    -------------------------------------------------------------------
                                                                                  (UNAUDITED)
SALES
   Non-affiliates ...............................   $  46,168,823      $  39,487,583      $ 119,276,915   $ 106,605,819
   Affiliates ...................................         600,215            633,629          1,839,484       1,763,526
------------------------------------------------------------------------------------------------------------------------
                                                       46,769,038         40,121,212        121,116,399     108,369,345
COSTS AND EXPENSES
   Materials and cost of new tires ..............      31,368,557         28,814,207         82,423,691      78,717,067
   Salaries and wages ...........................       7,313,915          6,231,248         20,140,152      17,031,374
   Depreciation and amortization ................       1,447,887          1,214,313          4,146,063       3,076,961
   Administrative and general ...................       5,700,950          4,391,151         15,668,126      12,820,540
   Amortization of goodwill .....................         115,498            115,498            346,492         346,492
------------------------------------------------------------------------------------------------------------------------
                                                       45,946,807         40,766,417        122,724,524     111,992,434
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) .........................         822,231           (645,205)        (1,608,125)     (3,623,089)

OTHER INCOME
   Interest income ..............................          12,179              4,379             31,406          23,490
   Gain on asset sales ..........................         243,148          1,069,429            245,754       1,206,416
   Other ........................................          31,246             32,091            156,907          94,246
------------------------------------------------------------------------------------------------------------------------
                                                          286,573          1,105,899            434,067       1,324,152
OTHER EXPENSES
   Interest .....................................         328,430            294,753            974,022         613,206
   Amortization of noncompete agreements ........          65,312             65,312            195,937         195,937
------------------------------------------------------------------------------------------------------------------------
                                                          393,742            360,065          1,169,959         809,143
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES................         715,062            100,629         (2,344,017)     (3,108,080)

FEDERAL AND STATE INCOME TAXES
 (CREDIT)
   Current ......................................         413,426            205,352         (1,087,079)       (757,086)
   Deferred .....................................        (119,179)          (254,717)           264,719        (425,036)
------------------------------------------------------------------------------------------------------------------------
                                                          294,247            (49,365)          (822,360)     (1,182,122)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ...............................   $     420,815      $     149,994      $  (1,521,657)  $  (1,925,958)
========================================================================================================================

NET INCOME (LOSS) PER SHARE
========================================================================================================================
   Note -- D.....................................   $        0.08      $        0.03      $       (0.30)  $       (0.38)
========================================================================================================================

AVERAGE SHARES OUTSTANDING ......................       5,122,136          5,073,707          5,072,255       5,072,255
========================================================================================================================
CASH DIVIDENDS PAID
========================================================================================================================
PER COMMON SHARE ...............................    $        0.04      $        0.04      $        0.12   $        0.12
========================================================================================================================


See notes to consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                     1997                     1996
                                                                             -------------------------------------------
                                                                                               (UNAUDITED)
OPERATING ACTIVITIES
     Net loss .......................................................        $     (1,521,657)         $    (1,925,958)
     Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
         Depreciation and amortization ..............................               4,146,063                3,076,961
         Amortization of goodwill ...................................                 346,491                  346,492
         Amortization of noncompete agreements ......................                 195,938                  195,937
         Provision for losses on accounts receivable ................               1,920,463                1,048,041
         Provision (credit) for deferred income taxes ...............                 264,719                 (425,036)
         Gain on asset sales ........................................                (245,754)              (1,206,416)
         Changes in operating assets and liabilities:
           Receivables ..............................................              (7,924,763)              (4,663,871)
           Inventories and prepaid expenses .........................               1,837,405                3,962,877
           Federal and state income taxes refundable.................                 730,103                       --
           Other assets .............................................                  (1,819)              (1,599,750)
           Trade accounts payable and accrued expenses...............               8,695,096                9,098,889
         Due to/from affiliates .....................................                  27,387                  267,579
         Other liabilities ..........................................                  13,499                   14,219
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES ..............................................               8,483,171                8,189,964

INVESTING ACTIVITIES
     Purchases of property, plant and equipment .....................              (1,677,354)              (8,600,901)
     Proceeds from asset sales ......................................                 799,876                2,179,042
------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES ...............................                (877,478)              (6,421,859)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility .....................              23,235,000               19,410,000
     Payments under revolving credit facility .......................             (29,135,000)             (22,610,000)
     Payments of other long-term debt ...............................              (1,530,497)                (279,136)
     Dividends paid .................................................                (608,671)                (515,881)
     Net increase in cash overdrafts ................................                 417,671                  607,011
------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES ...............................              (7,621,497)              (3,388,006)
------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS ..............................................                 (15,804)              (1,619,901)
     Cash and cash equivalents at beginning of period ...............                  15,804                1,619,901
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ..................................................        $             --          $            --
========================================================================================================================


See notes to consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

NOTE A -- ORGANIZATION

     Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering. At September 30, 1997, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE C -- INVENTORIES

                                                                                SEPTEMBER 30         DECEMBER 31
                                                                                    1997                1996
-------------------------------------------------------------------------------------------------------------------
New tires and finished retreaded tires ....................................    $   22,403,480     $   23,802,112
Materials and supplies ....................................................         5,885,444          6,241,765
-------------------------------------------------------------------------------------------------------------------

                                                                               $   28,288,924     $   30,043,877
===================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated by dividing net income (loss) by the average shares of common stock of the Company and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. During a loss period, the assumed exercise of outstanding in-the-money stock options have an antidilutive effect.

The calculation of the average common shares outstanding is as follows:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30                       SEPTEMBER 30
                                                    1997                1996              1997            1996
                                                   ----------------------------------------------------------------
AVERAGE COMMON SHARES
  OUTSTANDING
   Common share outstanding.................       5,072,255           5,072,255        5,072,255        5,072,255
-------------------------------------------------------------------------------------------------------------------
   Common equivalents - options ............          49,881               1,452               --               --
                                                   5,122,136           5,073,707        5,072,255        5,072,255
===================================================================================================================

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

     The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. The arbitration hearing is expected to be held during 1998.

NOTE F -- LONG-TERM DEBT

     The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At September 30, 1997, the Company had $4.4 million borrowed under the Credit Agreement.

     The Credit Agreement was amended and restated on September 30, 1997, primarily to extend the termination date until September 30, 2001, to revise certain financial covenants and to revise the Company's interest rate on advances.

     Credit Agreement advances bear interest at one of the following rates, at the Company's option: (a) LIBO Rate or (b) the Adjusted Prime Rate. LIBO Rate advances bear an interest rate per annum equal to the Eurodollar rate offered by Societe Generale, adjusted for Federal Reserve Board reserve requirements, plus the Applicable Margin; provided that the LIBO Rate shall in no event exceed the highest lawful rate. The Applicable Margin is determined as a function of the ratio of the Company's indebtedness to its earnings before interest, taxes, depreciation and amortization. An Adjusted Prime Rate advance bears an interest rate equal to the higher of (i) the prime rate offered by Societe Generale or
(ii) one-half percent (1/2%) plus the Federal Funds Rate; provided that the Adjusted Prime Rate shall in no event exceed the highest lawful rate. At September 30, 1997, the weighted average interest rate on advances under the Credit Agreement was 7.1%.

     The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At September 30, 1997, the borrowing base was $30.9 million.

     The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at September 30, 1997.

NOTE G -- RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not expected to be material.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

     The following table sets forth for the periods indicated a summary of sales by category:

                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30                               SEPTEMBER 30
                                                                  %                                           %
                                    1997            1996      INCREASE         1997            1996       INCREASE
                               ------------------------------------------------------------------------------------
SALES
   Retread ................    $  18,536,942   $  15,838,925     17.0%    $  49,029,943   $   45,721,900     7.2%
   New tires ..............       23,817,732      20,908,178     13.9        60,881,139       53,706,978    13.4
   Service ................        4,414,364       3,374,109     30.8        11,205,317        8,940,467    25.3
-------------------------------------------------------------------------------------------------------------------
TOTAL .....................    $  46,769,038   $  40,121,212     16.6%    $ 121,116,399   $  108,369,345    11.8%
===================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30                 SEPTEMBER 30
                                                               1997           1996          1997           1996
                                                             ------------------------------------------------------
COSTS AND EXPENSES
 Materials and cost of new tires ....................          67.1%          71.9%         68.1%          72.7%
 Salaries and wages .................................          15.6           15.5          16.6           15.7
 Depreciation and amortization ......................           3.1            3.0           3.4            2.8
 Administrative and general .........................          12.2           10.9          12.9           11.8
 Amortization of goodwill ...........................           0.2            0.3           0.3            0.3
-------------------------------------------------------------------------------------------------------------------
                                                               98.2%         101.6%        101.3%         103.3%
===================================================================================================================

Three Months Ended September 30, 1997 as Compared to Three Months Ended September 30, 1996

     Sales (including sales to affiliates) for the three months ended September 30, 1997 increased 16.6% to $46.8 million from $40.1 million for the three months ended September 30, 1996. During the three months ended September 30, 1997, the Company sold approximately 184,000 retreaded truck tires, an increase of 16.0% from the three months ended September 30, 1996 and new tires sold increased 13.3% to 131,000 tires. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in many cases the business retained is at lower margins.

     For the three months ended September 30, 1997, "same store" sales increased 11.9% and "new store" sales accounted for 4.7% of the increase from the 1996 third quarter. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and three new sales locations.

     Operating costs and expenses were $45.9 million for the three months ended September 30, 1997 compared to $40.8 million during the three months ended September 30, 1996. For the three months ended September 30, 1997 the Company had operating income of $822,000 compared to an operating loss of $645,000 during the three months ended September 30, 1996. The Company had net income of $421,000, or $.08 per share, compared to net income of $150,000, or $.03 per share during the three months of September 30, 1996. During the three months ended September 30, 1996, the Company realized a $1.1 million gain on the sale of assets related to the conversion to a new equipment and raw material supplier.

     Operating costs and expenses as a percent of sales were 98.2% for the three months ended September 30, 1997 compared to 101.6% for the three months ended September 30, 1996. Materials and cost of new tires as a percent of sales decreased to 67.1% for the three months ended September 30, 1997 from 71.9% during the three months ended September 30, 1996, resulting primarily from lower tread rubber costs with Oliver and lower new tire costs. Administrative and general costs as a percent of sales increased to 12.2% for the three months

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ended September 30, 1997 compared to 10.9% for the three months ended September 30, 1996. The increase resulted from several factors, including expenses related to employee insurance costs and bad debt expense.

     Interest expense for the three months ended September 30, 1997 was $328,000 compared to $295,000 for the three months ended September 30, 1996. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

     The difference between the effective tax rate for the three months ended September 30, 1997 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

     Average shares outstanding were 5.1 million for each of the three months ended September 30, 1997 and 1996.

Nine months Ended September 30, 1997 as Compared to Nine months Ended September 30, 1996

     Sales (including sales to affiliates) for the nine months ended September 30, 1997 increased 11.8% to $121.1 million from $108.4 million for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, the Company sold approximately 490,000 retreaded truck tires, an increase of 13.5% from the nine months ended September 30, 1996 and new tires sold increased 12.9% to 335,000 tires. The average sale price for retreads has decreased as the Company faces new competition at many of its locations, which has caused added pressure on selling prices. As anticipated, Bandag, Inc. continues to target the Company's accounts which has caused difficulty in retaining the national account business and in many cases, the business retained is at lower margins.

     For the nine months ended September 30, 1997, "same store" sales increased 5.0% and "new store" sales accounted for 6.8% of the increase from last year. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented.

     Operating costs and expenses were $122.7 million for the nine months ended September 30, 1997 compared to $112.0 million during the nine months ended September 30, 1996. For the nine months ended September 30, 1997 the Company had an operating loss of $1.6 million compared to an operating loss of $3.6 million during the nine months ended September 30, 1996. The Company had a net loss of $1.5 million, or $.30 net loss per share, compared to a net loss of $1.9 million, or $.38 net loss per share during the nine months ended September 30, 1996.

     Operating costs and expenses as a percent of sales were 101.3% for the nine months ended September 30, 1997 compared to 103.3% for the nine months ended September 30, 1996. Materials and cost of new tires as a percent of sales decreased to 68.1% for the nine months ended September 30, 1997 from 72.7% during the nine months ended September 30, 1996, resulting primarily from lower tread rubber costs with Oliver. Salaries and wages as a percent of sales increased to 16.6% for the nine months ended September 30, 1997 from 15.7% during

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


the nine months ended September 30, 1996. The increase resulted from a greater number of employees added for new locations and cost-of-living raises. Depreciation and amortization expense as a percent of revenue increased to 3.4% for the nine months ended September 30, 1997 from 2.8% for the nine months ended September 30, 1996, primarily as a result of the acquisition during 1996 of new retread production equipment in connection with the conversion to Oliver. During 1996, all existing precure retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis. Administrative and general expenses as a percent of sales increased to 12.9% for the nine months ended September 30, 1997 from 11.8% for the nine months ended September 30, 1996. The increase resulted from several factors, including expenses related to employee insurance costs and bad debt expense.

     Interest expense for the nine months ended September 30, 1997 was $974,000 compared to $613,000 for the nine months ended September 30, 1996. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

     The difference between the effective tax rate for the nine months ended September 30, 1997 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

     Average shares outstanding were 5.1 million for each of the nine months ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The ratio of current assets to current liabilities was 1.83:1 at September 30, 1997 and 2.43:1 at December 31, 1996. Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 1997, compared to net cash provided of $8.2 million for the nine months ended September 30, 1996.

     The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At September 30, 1997, the Company had $4.4 million borrowed under the Credit Agreement.

     The Credit Agreement was amended and restated on September 30, 1997, primarily to extend the termination dated until September 30, 2001, to revise certain financial covenants and to revise the Company's interest rate on advances.

     Credit Agreement advances bear interest at one of the following rates, at the Company's option: (a) LIBO Rate or (b) the Adjusted Prime Rate. LIBO Rate advances bear an interest rate per annum equal to the Eurodollar rate offered by Societe Generale, adjusted for Federal Reserve Board reserve requirements, plus the Applicable Margin; provided that the LIBO Rate shall in no event exceed the highest lawful rate. The Applicable Margin is determined as a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

function of the ratio of the Company's indebtedness to its earnings before interest, taxes, depreciation and amortization. An Adjusted Prime Rate advance bears an interest rate equal to the higher of (i) the prime rate offered by Societe Generale or (ii) one-half percent (1/2%) plus the Federal Funds Rate; provided that the Adjusted Prime Rate shall in no event exceed the highest lawful rate. At September 30, 1997, the weighted average interest rate on advances under the Credit Agreement was 7.1%.

     The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At September 30, 1997, the borrowing base was $30.9 million.

     The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at September 30, 1997.

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

     The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. The arbitration hearing is expected to be held during 1998.


ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (A)    EXHIBITS

               Exhibit 10 -- Amended and Restated Credit Agreement between Treadco, Inc. and Societe Generale, Southwest Agency dated as of September 30, 1997

               Exhibit 27 -- Financial Data Schedule

        (B)    REPORTS ON FORM 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TREADCO, INC.
                              (Registrant)


Date:  November 4, 1997       /s/ David E. Loeffler
                              -------------------------------------------------
                              David E. Loeffler
                              Vice President-Treasurer, Chief Financial Officer
                              and Principal Accounting Officer

                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.

  EXHIBIT
    NO.

     10 Amended and Restated Credit Agreement between Treadco, Inc. and Societe Generale, Southwest Agency dated as of September 30, 1997

     27   Financial Data Schedule