Form 10-K405
period 1997-12-31
TREADCO INC
filed 1998-03-30
CIK 876948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
         For the Fiscal Year December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
         For the transition period from ________________ to _________________

Commission File Number:   0-19390

                                  TREADCO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                 7534 and 5531                                71-0706271
--------------------------------------      -------------------------------------      -------------------------------------

   (State or other jurisdiction of              (Primary Standard Industrial                     (I.R.S. Employer
   incorporation or organization)                 Classification Code No.)                     Identification No.)

                             1101 South 21st Street
                           Fort Smith, Arkansas 72901
                                 (501) 785-6000
                      -------------------------------------
                        (Address, including zip code, and
             telephone number, including area code, of registrant's
                          principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, $.01 Par Value                                               Nasdaq Stock Market / NMS
----------------------------------------------------                      --------------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1998, was $21,090,000.

The number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1998 was 5,072,255.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the Treadco, Inc. annual shareholders' meeting to be held May 6, 1998 are incorporated by reference into Part III.

                                  TREADCO, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

   ITEM                                                                                                          PAGE
  NUMBER                                                                                                        NUMBER

                                                          PART I

Item 1.         Business ...............................................................................           3
Item 2.         Properties .............................................................................          10
Item 3.         Legal Proceedings ......................................................................          10
Item 4.         Submission of Matters to a Vote of Security Holders ....................................          10


                                                          PART II

Item 5.         Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................................................          10
Item 6.         Selected Financial Data ................................................................          11
Item 7.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................................          12
Item 8.         Financial Statements and Supplementary Data.............................................          19
Item 9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................          19


                                                         PART III

Item 10.        Directors and Executive Officers of the Registrant......................................          20
Item 11.        Executive Compensation .................................................................          20
Item 12.        Security Ownership of Certain Beneficial Owners and Management .........................          20
Item 13.        Certain Relationships and Related Transactions .........................................          20


                                                          PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................          21


Exhibit Index   ........................................................................................          47

                                     PART I

ITEM 1.     BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

Treadco, Inc. (the "Company") is the nation's largest independent tire retreader for the trucking industry and the fourth largest commercial truck tire dealer. The Company has 55 locations in the United States located primarily in the South, Southwest, lower Midwest and West.

ORGANIZATION

The Company was organized in June 1991 as the successor to the truck tire retreading and new tire sales business conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering of 2,500,000 shares of common stock at $16 per share. At December 31, 1997, ABC owned approximately 46% of the Company's outstanding shares.

BACKGROUND

The Company was initially established in 1958 to retread truck tires for ABF Freight System, Inc. ("ABF"), another subsidiary of ABC, from a single location in Little Rock, Arkansas. In 1969, the Company embarked on an expansion program designed to market precured retreads to other trucking companies in the region. The Company opened its second production facility in 1969 in Fort Smith, Arkansas, its third in Pine Bluff, Arkansas in 1972 and since then has grown steadily to operate 26 production/sales facilities and 29 additional sales locations, primarily in the South, Southwest, the lower Midwest and West.

In order to fully service its customers, the Company also began to sell new truck tires in 1972, and currently retails new truck tires manufactured by Bridgestone, Michelin, Dunlop, General, Kumho, and other manufacturers. Today, retread tire sales and new tire sales are part of a unified service that the Company provides principally to its niche market of mid-sized commercial truck fleet operators that maintain their own in-house truck operations and rely on the Company's expertise in servicing comprehensive periodic truck tire replacement and retread management programs.

During the past five years, the Company has grown at a compound annual rate of 10.3%, consisting of growth in retread sales of 5.7%, new tire sales of 12.6% and service revenues of 27.3%. The Company expects to continue expanding its business consistent with its historic policy of capitalizing on growth opportunities while maintaining the same high quality of service to its customers.

During 1996, the Company converted all of its production facilities from a previous tread rubber and materials supplier to Oliver Rubber Company ("Oliver") as a supplier. The conversion was completed in phases throughout the first three quarters of 1996 with approximately one-third of its production facilities converted each quarter. (See "Narrative Discussion of Business - Supplier Relationships").

--------------------------------------------------------------------------------


(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in the Company's consolidated financial statements for the year ended December 31, 1997, which is submitted as a separate section of this report.

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

In the mold cure process, rubber is extruded onto the prepared casing which is then placed into the mold. The tread rubber is then cured on the casing by using heat, and tread patterns are molded into the tread rubber during the curing process.

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

--------------------------------------------------------------------------------


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

During the second quarter of 1995, the Company opened a precure production facility in Las Vegas, Nevada which purchased tread rubber and supplies from sources other than Bandag.

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

In October 1995, the Company signed an agreement with the Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for all of the Company's facilities which ceased being Bandag franchised locations. In 1996, the Company entered into comprehensive, multi-year license agreements for the majority of its locations with Oliver. The conversion to Oliver from Bandag was completed in phases throughout the first three quarters of 1996, with approximately one-third of its production facilities converted each quarter. Under the Oliver license agreement, the Company purchases from Oliver precured tread rubber and bonding cushion gum and PNEUFLEX tread rubber (collectively "Rubber Products"). The Company's obligation to purchase Rubber Products from Oliver is subject to (i) Oliver's continuing to produce Rubber Products of no less quality and durability than it presently produces, and (ii) Oliver's overall pricing program for the Company.

SALES AND MARKETING

The Company's sales and marketing strategy is based on its service strengths, its network of production and sales facilities and its strong regional reputation. The Company targets mid-sized companies that maintain their own in-house trucking operations, to which it offers (i) weekly service visits, (ii) full pickup, repair and delivery service, (iii) comprehensive tire retreading and (iv) new tire availability. In addition to excellent service, the Company offers broad geographical coverage across the South, Southwest, lower Midwest and West. This coverage is important for customers because they are able to establish uniform pricing, utilize national account billing processes of major new tire

--------------------------------------------------------------------------------


suppliers, and generally reduce the risk of price fluctuations. In addition, the Company offers customers a history of reliable service with sound financial and operating practices.

The Company markets its products through sales personnel located at each of its 26 production facilities and 29 sales facilities. The Company's sales people make personal sales calls on existing customers, typically on the same day each week. They pick up casings to be retreaded and deliver retread and new tires, as well as call on specifically targeted potential new customers. The Company locates its plants in close proximity to interstate highways and operates mobile service trucks in order to provide ready accessibility and convenience to its customers, particularly fleet owners.

The trucking industry continuously faces rising costs on a number of different fronts, including government regulations on safety, maintenance and fuel economy. As a result, trucking companies continually seek ways of obtaining more mileage out of new tires and less expensive ways of replacing old tires. Retreading tires is significantly less expensive than buying new tires (about one-third of the cost) and generally last as long as new tires used in similar applications. Moreover, most tire casings can be retreaded one or two times. The Company's average retail charge for retreading a customer's casing is approximately $79, compared to an average retail selling price of approximately $230 for a new tire. The Company also sells retreads including casings not supplied by the customer for approximately $160 per tire. The number of retread tires sold to customers supplying their own casings accounts for about 74% of the total retread tires sold, with the remainder representing sales of retreaded casings not supplied by the customer. Since tire expenses are a significant operating cost for the trucking industry, many truck fleet operators develop comprehensive periodic tire replacement and retread management programs, which the Company actively assists its customers in formulating. The Company markets its expertise to these operators as a retreader and new tire retailer that can fully service tire management programs.

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

The following table illustrates the growth of the Company's retread and new tire business:

------------------------------------------------------------------------------------------------------

                                   RETREAD            NEW TIRE           SERVICE            TOTAL
                                   REVENUES           REVENUES           REVENUES          REVENUES
                                  --------------------------------------------------------------------
                                                            (IN MILLIONS)

1993 ..........................   $     58.1         $     49.7         $      5.5         $    113.3
1994 ..........................         69.8               63.6                7.3              140.7
1995 ..........................         69.2               68.8                9.9              147.9
1996 ..........................         59.8               72.4               12.0              144.2
1997 ..........................         65.3               81.0               15.0              161.3

------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------


None of the Company's customers represented more than 3% of the Company's sales for 1997. ABF accounted for approximately $2.4 million (1.5%) of sales in 1997 and has not accounted for more than 3% of the Company's revenues in any one of the last ten years.

In an effort to fully service its customers, the Company sells new truck tires manufactured by Bridgestone, Michelin, Dunlop, General, Kumho, and other manufacturers. The Company enjoys long-term relationships with its suppliers, having served as a Bridgestone dealer for 25 years and as a Michelin dealer for 21 years. According to Dunlop, the Company is their largest domestic truck tire dealer, and according to Bridgestone and Michelin, the Company is one of their largest domestic truck tire dealers. These relationships reflect stable, consistent working relationships which the Company believes provide it with reliable sources of new tires and enable the Company to price its new tires competitively.

COMPETITIVE FACTORS AND INDUSTRY CONDITIONS

According to Tire Retreading/Repair Journal (December 1997), the total truck tire retread production nationally in 1997 was approximately 17.3 million units. With its 622,000 retreads sold in 1997, the Company represented approximately 3.6% of the national market. Tire Retreading/Repair Journal also estimates that the new replacement truck tire market nationally in 1997 was approximately 12.5 million units. With its 445,000 new tires sold in 1997, the Company represented approximately 3.6% of the national market. During the last five years, the Company's relative market share of the national retread market in units has grown slightly from 3.5% to 3.6%, while its share of the national new replacement truck tire market has grown from 2.4% to 3.6%.

Historically, as a Bandag franchisee, the Company competed primarily against smaller independent dealers in a highly fragmented market. Following the termination of its Bandag franchise agreements in 1996, the Company experienced increased competition as Bandag granted additional franchises in some locations it served. The new competition led to increased pricing pressures in the marketplace. Also as anticipated, Bandag targeted the Company's customers which resulted in the loss of a substantial amount of national account business in 1996. In addition, in many cases, business retained was at lower profit margins. The Company's ability to offer excellent service to its niche market customers, competitive pricing, central administration and purchasing for its production facilities, its ability to avoid interim warehousing costs, and its multiple facilities covering key regional trucking routes in its market all combine to appeal to fleet customers looking for cost-effective, broad geographical coverage and reliability of service and, in management's opinion, enable the Company to compete effectively.

In September 1997, Michelin Retreading Technologies Inc., an affiliate of Michelin North America, announced that it would enter the truck tire retreading business by offering franchises to selected Michelin tire dealers throughout North America. It is unknown what impact Michelin's entry into the truck tire retreading business will have on the Company's existing markets.

--------------------------------------------------------------------------------


During the fourth quarter of 1997, Bandag announced that it had acquired five of its franchisees. The Company competes directly in certain markets with some of these franchisees. It is unknown what impact the acquisition of these franchisees by Bandag will have on these markets.

According to Tire Retreading/Repair Journal (December 1997), there were approximately 1,326 tire retreading production facilities nationwide (an estimated 1,100 produce truck retreads) and innumerable new tire dealers. No single dealer dominates the retread or new tire markets. While the Company is the largest independent truck tire retreader, and second largest overall, Goodyear is the largest single provider of retread services, which it offers through its dealers who also sell new Goodyear tires.

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

EMPLOYEES

At December 31, 1997, the Company had approximately 907 full-time employees; 282 in production; 191 in service positions; 202 in sales positions; 58 in warehouse and delivery positions; and 174 in managerial, office and administration. A total of 312 of such employees are salaried, while the remaining employees are paid on an hourly basis. The Company's management believes it enjoys a good relationship with its employees.

ITEM 2.       PROPERTIES

The Company currently owns 22 and leases 33 facilities. Twenty-six of these facilities include space for the Company's production operations, while remaining space is devoted to the Company's sales operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations, either of which may involve increased rental expense. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, common area maintenance and various other items. The Company also owns its headquarters facility.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1997.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                      MATTERS

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "TRED." The following table sets forth the high and low sale prices of the Common Stock as reported by Nasdaq and the dividends declared during the periods indicated.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                              CASH
                                                                              HIGH           LOW            DIVIDEND
                                                                         -------------------------------------------------

1997
   First Quarter ..............................................           $   10.500    $      8.625       $       .04
   Second Quarter .............................................               10.500           8.125               .04
   Third Quarter ..............................................               12.750           9.375               .04
   Fourth Quarter .............................................               13.500           9.125                 -

1996
   First Quarter ..............................................           $    7.750    $      5.625       $       .04
   Second Quarter .............................................                8.500           6.750               .04
   Third Quarter ..............................................                8.625           7.625               .04
   Fourth Quarter .............................................               11.500           7.750               .04

--------------------------------------------------------------------------------------------------------------------------

At February 28, 1998, there were 5,072,255 shares of the Company's common stock which were held by 175 stockholders of record and through approximately 700 nominee or street name accounts with brokers.

The declaration, payment and amount of dividends are subject to the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, capital requirements, future prospects and other business considerations deemed relevant by the Board of Directors.

The Board of Directors suspended the quarterly dividend for the fourth quarter of 1997 to provide additional funds for growth opportunities as they arise. The Board will review quarterly whether to reinstate the cash dividend on the Company's common stock.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

---------------------------------------------------------------------------------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31
                                                      1997            1996            1995            1994           1993
                                                  -------------------------------------------------------------------------
                                                                       (THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF EARNINGS DATA:
   Revenues .................................      $ 161,276       $ 144,154       $ 147,906       $ 140,678       $ 113,277
   Costs and expenses .......................        163,785         149,337         142,920         129,162         103,259
   Operating income (loss) ..................         (2,509)         (5,183)          4,986          11,516          10,018
   Interest expense, net ....................         (1,213)           (873)           (461)           (236)           (108)
   Amortization expense .....................           (723)           (723)           (723)           (738)           (518)
   Other income .............................            567           1,427             300             232             271
   Income (loss) before income taxes ........         (3,878)         (5,352)          4,102          10,774           9,663
   Provision (credit) for income taxes ......         (1,374)         (2,093)          1,711           4,265           3,832
   Net income (loss) ........................      $  (2,504)      $  (3,259)      $   2,391       $   6,509       $   5,831

   Net income (loss) per share: (1)
      Basic .................................      $    (.49)      $    (.64)      $     .47       $    1.29       $    1.16
      Diluted ...............................      $    (.49)      $    (.64)      $     .47       $    1.28       $    1.16
   Average shares outstanding:
      Basic .................................          5,072           5,072           5,072           5,055           5,020
      Diluted ...............................          5,072           5,072           5,074           5,066           5,023

   Cash dividends paid per share ............            .12       $     .16       $     .16       $     .16       $     .16

BALANCE SHEET DATA:
   Working capital ..........................      $  27,273       $  34,043       $  44,878       $  37,364       $  35,612
   Total assets .............................        100,458         105,416          93,035          89,583          81,432
   Current portion of long-term debt ........          2,305           1,645             863             123               2
   Long-term debt (less current portion) ....         12,884          19,610          10,000           3,863           7,000
   Stockholders' equity .....................         58,835          61,948          66,018          64,438          58,488

   (1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note E to the Consolidated Financial Statements.

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

The conversion resulted in up to two lost production days during each change, some short-term operational inefficiencies and time lost as production employees familiarized themselves with the new equipment. Also, management was required to spend time with the conversion at the expense of the normal daily operations.

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

The Company will as a part of the arbitration process submit a substantial claim against Bandag. Due to the uncertainties inherent in the arbitration process, the Company has not recorded any claim recovery in the accompanying financial statements. (See Note K to the Company's consolidated financial statements.)

In July 1996, the Company expanded its operations in the Los Angeles, CA market with the purchase of Five Bros., Incorporated's assets in Walnut and Ontario, CA. The Company purchased these assets for $1.1 million. The Walnut location gave the Company its first retread tire production facility in the Los Angeles area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

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

The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, finance, legal, tax, cash management, human resources, and insurance activities. The Transition Services Agreement is effective indefinitely, unless terminated by either party on 90 days' notice. The agreement requires the Company to pay a service fee based on the value and cost of services provided for general and administrative services. Certain other expenses, primarily data processing and programming services, are charged to the Company based on their actual cost to ABC. The Company believes that these costs are indicative of what the costs would have been on a stand-alone basis.

The following table sets forth for the periods indicated a summary of sales by category. Retread sales consists of the sale of customer retreads, stock casings and retreads, and used tires. New tire sales consist of the sale of new tires and commissions on the sale of new tires to new tire manufacturer national accounts. Service consists of the sale of wheels and accessories and fees charged to customers for services provided.

                                                                                   YEAR ENDED DECEMBER 31
                                                                     1997                   1996                 1995
                                                             -----------------------------------------------------------------
SALES
     Retread ...........................................      $     65,325,556      $    59,762,514       $     69,236,497
     New tire...........................................            81,008,925           72,402,695             68,764,813
     Service............................................            14,941,730           11,988,918              9,904,571
------------------------------------------------------------------------------------------------------------------------------
                                                                   161,276,211          144,154,127       $    147,905,881
==============================================================================================================================


The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                                                                         YEAR ENDED DECEMBER 31
                                                                                   1997           1996            1995
                                                                                ----------------------------------------------
COSTS AND EXPENSES
     Materials and cost of new tires.........................................      68.1%          72.0%           70.0%
     Salaries and wages......................................................      17.1           16.1            13.7
     Depreciation and amortization...........................................       3.5            3.0             2.2
     Administrative and general..............................................      12.9           12.5            10.1
     Cost of equipment removal ..............................................       -              -               0.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                  101.6%         103.6%           96.6%
==============================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued


Competitive Factors and Industry Conditions

In September 1997, Michelin Retreading Technologies Inc., an affiliate of Michelin North America, announced that it would enter the truck tire retreading business by offering franchises to selected Michelin tire dealers throughout North America. It is unknown what impact Michelin's entry into the truck tire retreading business will have on the Company's existing markets.

During the fourth quarter of 1997, Bandag announced that it had acquired five of its franchisees. The Company competes directly in certain markets with some of these franchisees. It is unknown what impact the acquisition of these franchisees by Bandag will have on these markets.

1997 as Compared to 1996

Sales (including sales to affiliates) for 1997 increased 11.9% to $161.3 million from $144.2 million for 1996. Sales from retreading for the year were $65.3 million, a 9.3% increase from $59.8 million during 1996. In 1997, retreaded truck tires sold increased 9.5% to approximately 622,000 tires. The average sales price for retreads has decreased as the Company faces new competition at many locations, which has caused added pressure on selling prices. Sales of new tires for 1997 were $81.0 million, an 11.9% increase from $72.4 million during 1996. Although there was a lack of availability late in 1997, new tires sold increased 11.5% to 445,000 tires (including 107,000 new tires sold to national account customers). The average sales price of new tires sold decreased approximately 2.5% from 1996. Commissions on national account sales also increased by 9.1%. Service revenues for 1997 were $15.0 million, an increase of 24.6%, from $12.0 million in 1996.

For 1997, "same store" sales increased 6.0% and "new store" sales accounted for 5.9% of the total increase from 1996. "Same store" sales include both production facilities and sales locations in existence for the entire years of 1997 and 1996. "New store" sales resulted from one new sales location in 1997 and one new production facility and five new sales locations in 1996.

Operating costs and expenses were $163.8 million for 1997 compared to $149.3 million in 1996. The Company had an operating loss of $2.5 million for 1997 compared to an operating loss of $5.2 million in 1996. The Company had a net loss of $2.5 million, or a $0.49 loss per share, compared to a net loss of $3.3 million, or a $0.64 loss per share, for 1996.
Average shares outstanding were 5.1 million for 1997 and 1996.

Operating costs and expenses as a percent of sales were 101.6% for 1997 compared to 103.6% for 1996. Materials and cost of new tires as a percent of sales decreased to 68.1% from 72.0% during 1996, resulting primarily from lower tread rubber costs from Oliver compared to Bandag. Salaries and wages as a percent of sales increased to 17.1% for 1997 from 16.1% during 1996. The increase resulted primarily from cost-of-living increases, new service employees and labor costs at new locations which have not reached normal productivity levels. Depreciation and amortization expense as a percent of revenue increased to 3.5% for 1997 from 3.0% in 1996 primarily as a result of the conversion to Oliver. During 1996, all of the existing Bandag retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis. Administrative and general expenses as a percent of sales increased to 12.9% for 1997 from 12.5% for 1996. The increase resulted from several factors including expenses related to employee insurance costs and bad debt expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued


The Company's ability to return to historical profitability levels is substantially dependent upon improved pricing and replacement of retread volume, which declined primarily due to national account business which was lost to competitors. Also, new business frequently has lower margins than established accounts due to increased competition in the Company's markets.

Interest expense (net of interest income) for 1997 was $1,213,000 compared to $874,000 for 1996. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

The difference between the effective tax rate for 1997 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see Note F to the consolidated financial statements).

Deferred tax assets totaled $1,937,856 at December 31, 1997 while deferred tax liabilities totaled $749,090, resulting in net deferred tax assets of $1,188,766. The Company believes that such assets will be realized through reduction of future taxable income. Management has considered appropriate factors in assessing the probability of realizing these tax assets. These factors include the Company's historical profitability, the impact on 1996 and 1997 operating results of the conversion to Oliver and the substantial improvement in 1997 operating income compared to 1996. Approximately $3.2 million of pre-tax income would result in the realization of net deferred tax assets. Management expects that improved operating results will result in sufficient taxable income to realize the portion of the deferred tax assets dependent on future income. Management will continually evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any valuation allowance.

1996 as Compared to 1995

Sales (including sales to affiliates) for 1996 decreased 2.5% to $144.2 million from $147.9 million for 1995. Sales from retreading for the year were $59.8 million, a 13.7% decrease from $69.2 million during 1995. Sales of new tires for 1996 were $72.4 million, a 5.4% increase from $68.8 million during 1995. In 1996, the Company sold approximately 568,000 retreaded truck tires, a decrease of 10.3% from 1995 and new tires sold increased 1.3% to 399,000 tires. Service revenues for 1996 were $12.0 million, an increase of 21.0% from $9.9 million in 1995.

The Company experienced increased competition in 1996 as Bandag granted additional franchises in some locations served by the Company. The new competition led to increased pricing pressures in the marketplace. As anticipated, Bandag targeted the Company's customers which resulted in the loss of a substantial amount of national account business. In addition, in many cases, business retained is at lower profit margins.

Retread sales for 1995 included $2.4 million of casing sales from the operations of the Company's subsidiary. The Company has since discontinued its retail casing business because the operations were not profitable.

For 1996, "same store" sales decreased 9.2%, which was offset in part by a 6.7% increase from "new store" sales. "Same store" sales include both production facilities and sales locations in existence for the entire years of 1996 and 1995. "New store" sales resulted from one new production facility and five new sales locations in 1996 and two new production facilities and two new sales locations in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued


Operating costs and expenses were $149.3 million for 1996 compared to $142.9 million in 1995. The decrease in sales and increase in operating costs and expenses resulted in operating loss of $5.2 million for 1996 compared to operating income of $5.0 million in 1995. The Company had a net loss of $3.3 million, or $.64 loss per share, compared to net income of $2.4 million, or $.47 per share, for 1995. Average shares outstanding were 5.1 million for 1996 and 1995.

Operating costs and expenses as a percent of sales were 103.6% for 1996 compared to 96.6% for 1995. Materials and cost of new tires as a percent of sales increased to 72.0% from 70.0% during 1995, resulting primarily from expenses incurred during the conversion process and because increased pricing pressures have reduced margins. Salaries and wages as a percent of sales increased to 16.1% for 1996 from 13.7% during 1995. The increase resulted from increased costs associated with the conversion from Bandag, a smaller revenue base and from labor costs at new locations that have not reached normal productivity levels. Depreciation and amortization expense as a percent of revenue increased to 3.0% for 1996 from 2.2% in 1995 primarily as a result of the conversion to Oliver. All of the existing Bandag retread equipment, some of which was fully depreciated, was replaced with new Oliver equipment, resulting in a higher depreciable cost basis. Administrative and general expenses as a percent of sales increased to 12.5% for 1996 from 10.1% for 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and increased service-related expenses.

Interest expense for 1996 was $900,000 compared to $510,000 for 1995. The increase resulted primarily from the increase in debt outstanding relating to equipment purchases.

The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses as well as the successful conclusion of an IRS examination (see Note F to the consolidated financial statements).


LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.96:1 at December 31, 1997, compared to 2.43:1 at December 31, 1996. Net cash provided by operating activities was $10.0 million for 1997 compared to net cash provided by operating activities of $7.9 million in 1996. The increase is due primarily to the improvement in operating results net of non-cash charges offset in part by changes in working capital.

The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At December 31, 1997, the borrowing base was $27.4 million. The amount available under the Credit Agreement at December 31, 1997 was $16 million.

The Credit Agreement was amended and restated in September 1997, primarily to extend the termination date until September 30, 2001, to revise certain financial covenants and to revise the Company's interest rate on advances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued


The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the revised covenants at December 31, 1997. The Credit Agreement limitations on dividends would not restrict the Company's historical dividend policies.

The Company has no derivatives outstanding at December 31, 1997 or 1996.

The Company incurred approximately $3.5 million, $26.0 million and $3.7 million in total capital expenditures (net of cash proceeds from the sale of property, plant and equipment) in 1997, 1996, and 1995, respectively. The 1997 expenditures were spent in acquiring retreading equipment and acquiring service trucks and other equipment. The 1996 capital expenditures include the cost of replacing Bandag retreading equipment with Oliver equipment at 24 locations. In 1998, the Company anticipates spending approximately $9.2 million in total capital expenditures, net of proceeds from the sale of property, plant and equipment. The following table outlines the 1998 capital expenditures program:

---------------------------------------------------------------------------------------------------------------------------
                                          CAPITAL EXPENDITURES PROGRAM FOR 1998
                                                NET OF PROCEEDS FROM SALES
---------------------------------------------------------------------------------------------------------------------------

Land and buildings ....................................................................................   $    4,900,000
Trucks ................................................................................................        3,031,000
Recapping equipment....................................................................................          500,000
Miscellaneous equipment................................................................................          800,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                          $    9,231,000
===========================================================================================================================

Management believes that, based upon the Company's current levels of operations, borrowings available under the Credit Agreement and other financing arrangements, and cash flow from operations will be sufficient to finance current and future operations, including the capital expenditure program, and meet all present and future debt service requirements.

YEAR 2000

Management of the Company has considered the impact of the Year 2000 on its business operations. All computer systems which are affected by the rollover to the Year 2000 have been identified, including the general office operations and tire management systems. The Company's vulnerability to third-party systems (i.e., for vendors and major customers) has been evaluated and is expected to be minimal. The majority of the Company's systems are developed and maintained in-house. The Company has addressed its exposure to third-party systems by contacting them for Year 2000 compliant upgrades for systems the Company expects to retain.

The Company plans to modify its in-house systems for the rollover to the Year 2000 using internal resources. The Company may see some reduction in internal research and development projects because of the resources devoted to the Year 2000 rollover, but with the current plan to distribute the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued


Year 2000 rollover workload among several personnel, the impact on research and development projects is expected to be minimal.

The Company undertook the Year 2000 conversion in 1996 and is at various stages of completion. The most significant project is the revision of the mainframe system. This project has completed the renovation phase and will be tested during 1998, with a planned completion date of December 31, 1998.

Because the Year 2000 project is being performed with existing staff, during the normal course of maintenance on the Company's systems, the funds associated with the Year 2000 rollover will be paid partially in 1998 and continually each year, until the Year 2000. The impact on the Company's financial condition and cash flows is expected to be immaterial for all years. The Company has not identified any significant risks or uncertainties associated with the Year 2000 rollover.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under the new requirements for computing basic earnings per share, the dilutive effect of stock options is excluded. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share under SFAS No. 128. The new statement has been applied retroactively. The effect of the adoption is not material.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement superseded FASB Statement No. 14 on segments. The Company does not believe the Statement will result in a change in the Company's present practice of reporting one business segment.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Retirement and Savings Plan," "Employment Contracts and Termination of Employment and Change in Change-in-Control Arrangements," and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and the Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's proxy statement for the annual meeting of stockholders to be held on May 6, 1998, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b) There were no reports filed on Form 8-K during the last quarter of 1998.

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

                                        TREADCO, INC.



                                   By:   /s/ David E. Loeffler
                                       ----------------------------------------
                                       David E. Loeffler
                                       Vice President - Chief Financial Officer
                                       and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                            Title                                       Date
             ---------                                            -----                                       ----

/s/ Robert A. Young, III                 Chairman of the Board                                              3/24/98
-------------------------------------                                                                -----------------------
Robert A. Young, III

/s/ John R. Meyers                       President and Chief Executive Officer                              3/24/98
-------------------------------------    (Principal Executive Officer)                               -----------------------
John R. Meyers

/s/ David E. Loeffler                    Vice President - Chief Financial Officer                           3/24/98
-------------------------------------    and Treasurer                                               -----------------------
David E. Loeffler                        (Principal Financial and Accounting Officer)

                                         Director
-------------------------------------                                                                -----------------------
Nicolas M. Georgitsis

/s/ Robert B. Gilbert                    Director                                                           3/13/98
-------------------------------------                                                                -----------------------
Robert B. Gilbert

/s/ William A. Marquard                  Director                                                           3/16/98
-------------------------------------                                                                -----------------------
William A. Marquard

/s/ John H. Morris                       Director                                                           3/16/98
-------------------------------------                                                                -----------------------
John H. Morris

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)
          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1997
                                  TREADCO, INC.
                              FORT SMITH, ARKANSAS

                   FORM 10-K -- ITEM 8, ITEM 14 (a)(1) AND (2)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                  TREADCO, INC.


The following financial statements of Treadco, Inc. are included in Item 8:

     BALANCE SHEETS -- December 31, 1997 and 1996

     STATEMENTS OF OPERATIONS -- Years ended December 31, 1997, 1996, and 1995

     STATEMENTS OF STOCKHOLDERS' EQUITY -- Years ended December 31, 1997, 1996, and 1995

     STATEMENTS OF CASH FLOWS -- Years ended December 31, 1997, 1996, and 1995

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






Stockholders and Board of Directors
Treadco, Inc.


We have audited the accompanying consolidated balance sheets of Treadco, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Treadco, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                Ernst & Young LLP


Little Rock, Arkansas
January 28, 1998

TREADCO, INC.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                           1997               1996
                                                                                  -----------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ..............................................     $         --          $        15,804
     Accounts receivable:
         Trade receivables, less allowances for
          doubtful accounts (1997 -- $1,719,389;
          1996 -- $1,161,266) ...............................................          19,802,749            18,310,397
         Other (primarily national accounts
          and volume rebates) ...............................................           5,734,366             6,011,067
     Due from affiliates ....................................................              90,305               154,120
     Inventories ............................................................          27,326,046            30,043,877
     Prepaid expenses .......................................................               3,175               155,483
     Federal and state income taxes refundable ..............................           1,221,681             1,625,935
     Deferred income taxes ..................................................           1,466,469             1,512,326
---------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS ...............................................          55,644,791            57,829,009

PROPERTY, PLANT AND EQUIPMENT
     Land ...................................................................           4,000,877             4,065,127
     Structures .............................................................          13,273,823            12,980,600
     Retreading and other equipment .........................................          32,048,910            29,711,944
---------------------------------------------------------------------------------------------------------------------------
                                                                                       49,323,610            46,757,671
     Less allowances for depreciation .......................................         (17,994,542)          (13,571,967)
---------------------------------------------------------------------------------------------------------------------------
                                                                                       31,329,068            33,185,704

OTHER ASSETS
     Goodwill, less amortization (1997 -- $3,908,804;
      1996 -- $3,446,815) ...................................................          12,694,153            13,156,142
     Noncompete agreements, less amortization
      (1997 -- $1,132,082; 1996 -- $870,832) ................................             174,167               435,417
     Deferred income taxes ..................................................               --                  200,052
     Other ..................................................................             616,003               609,46
---------------------------------------------------------------------------------------------------------------------------
                                                                                       13,484,323            14,401,080
---------------------------------------------------------------------------------------------------------------------------
                                                                                  $   100,458,182       $   105,415,793
===========================================================================================================================

--------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                           1997               1996
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Bank overdraft............................................................     $       125,148       $         --
   Trade accounts payable ...................................................          17,144,202            14,546,576
   Due to affiliate .........................................................             731,711               959,174
   Accrued expenses .........................................................           8,066,536             6,635,173
   Current portion of long-term debt ........................................           2,304,691             1,645,085
---------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES ..........................................          28,372,288            23,786,008


LONG-TERM DEBT, less current portion ........................................          12,883,763            19,610,482

DEFERRED INCOME TAXES .......................................................             277,703                 --

OTHER LIABILITIES ...........................................................              89,860                71,689



STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued .............................               --                    --
   Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding: 1997 and 1996 -- 5,072,255 shares .......................              50,723                50,723
   Additional paid-in capital ...............................................          45,623,346            45,623,346
   Retained earnings ........................................................          13,160,499            16,273,545
---------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY .........................................          58,834,568            61,947,614


COMMITMENTS AND CONTINGENCIES

---------------------------------------------------------------------------------------------------------------------------
                                                                                  $   100,458,182       $105,415,793
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31
                                                                     1997                   1996                 1995
                                                              -------------------------------------------------------------
SALES
     Non-affiliates ....................................      $    158,912,429      $   141,613,036       $    145,127,418
     Affiliates ........................................             2,363,782            2,541,091              2,778,463
---------------------------------------------------------------------------------------------------------------------------
                                                                   161,276,211          144,154,127            147,905,881
COSTS AND EXPENSES
     Materials and cost of new tires ...................           109,821,411          103,751,776            103,632,214
     Salaries and wages ................................            27,551,473           23,233,814             20,261,701
     Depreciation and amortization .....................             5,610,647            4,389,621              3,222,109
     Administrative and general ........................            20,801,826           17,961,604             14,963,537
     Costs of equipment removal ........................                     -                    -                840,000
---------------------------------------------------------------------------------------------------------------------------
                                                                   163,785,357          149,336,815            142,919,561
---------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) ................................            (2,509,146)          (5,182,688)             4,986,320

OTHER INCOME
     Interest income ...................................                43,682               26,252                 48,344
     Gain on asset sales ...............................               276,570            1,298,215                167,167
     Other .............................................               290,649              129,265                132,984
---------------------------------------------------------------------------------------------------------------------------
                                                                       610,901            1,453,732                348,495

OTHER EXPENSES
     Interest ..........................................             1,256,452              899,786                509,670
     Amortization of goodwill ..........................               461,989              461,989                461,989
     Amortization of noncompete agreements .............               261,250              261,250                261,250
---------------------------------------------------------------------------------------------------------------------------
                                                                     1,979,691            1,623,025              1,232,909
---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE
 INCOME TAXES ..........................................            (3,877,936)          (5,351,981)             4,101,906

FEDERAL AND STATE INCOME
 TAXES (CREDIT)
     Current ...........................................            (1,897,172)          (1,735,453)             2,360,164
     Deferred ..........................................               523,612             (357,727)              (649,494)
---------------------------------------------------------------------------------------------------------------------------
                                                                    (1,373,560)          (2,093,180)             1,710,670
---------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ......................................      $     (2,504,376)     $    (3,258,801)      $      2,391,236
===========================================================================================================================

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE ..............................      $           (.49)     $          (.64)      $            .47
===========================================================================================================================

CASH DIVIDENDS PAID PER
 COMMON SHARE ..........................................      $            .12      $           .16       $            .16
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                           COMMON STOCK        ADDITIONAL     STOCK PAYABLE
                                                                       PAR       PAID-IN       TO EMPLOYEE     RETAINED
                                                         SHARES       VALUE      CAPITAL      BENEFIT PLAN     EARNINGS
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1995.........................    5,056,382   $50,564   $ 45,373,505    $    250,000   $18,764,231
     Net income.....................................         --        --             --              --       2,391,236
     Cash dividends.................................         --        --             --              --        (811,560)
     Stock issued to employee benefit plans.........       15,873       159        249,841        (250,000)         --
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1995.......................    5,072,255    50,723     45,623,346            --      20,343,907
     Net loss.......................................         --        --             --              --      (3,258,801)
     Cash dividends.................................         --        --             --              --        (811,561)
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996.......................    5,072,255    50,723     45,623,346            --      16,273,545
     Net loss.......................................         --        --                             --      (2,504,376)
     Cash dividends.................................         --        --             --              --        (608,670)
---------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997.......................    5,072,255   $50,723   $ 45,623,346    $       --     $13,160,499
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TREADCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   YEAR ENDED DECEMBER 31
                                                                        1997                1996                 1995
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss) .....................................   $    (2,504,376)      $    (3,258,801)      $     2,391,236
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization .....................         5,610,647             4,389,621             3,222,109
         Amortization of goodwill ..........................           461,989               461,989               461,989
         Amortization of noncompete agreements .............           261,250               261,250               261,250
         Provision for losses on accounts receivable .......         2,340,630             1,645,349             1,341,271
         Provision (credit) for deferred income taxes ......           523,612              (357,727)             (649,494)
         Gain on asset sales ...............................          (276,570)           (1,298,215)             (167,167)
         Changes in operating assets and liabilities:
            Receivables ....................................        (3,556,281)           (1,002,972)             (389,428)
            Inventories and prepaid expenses ...............         2,870,139             3,004,523            (2,976,028)
            Federal and state income taxes refundable ......           404,254            (1,625,935)                    -
            Other assets ...................................            (6,534)             (706,306)             (253,869)
            Trade accounts payable, accrued expenses
               and taxes payable............................         4,028,989             5,784,752            (5,101,116)
            Due to/from affiliates..........................          (163,648)              575,135               190,933
            Other liabilities...............................            18,171                17,323                18,630
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES ...................................        10,012,272             7,889,986            (1,649,684)

INVESTING ACTIVITIES
     Purchases of plant facilities and other property
       and equipment, less notes payable ...................        (2,015,325)          (11,433,665)           (4,455,924)
     Proceeds from asset sales .............................           856,129             3,048,387               785,313
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES ......................        (1,159,196)           (8,385,278)           (3,670,611)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility ............        33,885,000            36,635,000            15,975,000
     Payments under revolving credit facility ..............       (40,185,000)          (36,335,000)           (8,975,000)
     Principal payments on other long-term
       debt and capitalized lease obligations ..............        (2,085,358)             (597,244)                 --
     Dividends paid ........................................          (608,670)             (811,561)             (811,560)
     Net increase in cash overdrafts .......................           125,148                  --                    --
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES ......................................        (8,868,880)           (1,108,805)            6,188,440
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..........................................           (15,804)           (1,604,097)              868,145
     Cash and cash equivalents at beginning of year ........            15,804             1,619,901               751,756
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR ............................................   $          --         $        15,804       $     1,619,901
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997
--------------------------------------------------------------------------------

NOTE A -- ORGANIZATION AND ACCOUNTING POLICIES

Organization: Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering of 2,500,000 shares of common stock at $16 per share. At December 31, 1997, ABC owned approximately 46% of the Company's outstanding shares.

In 1996, the Company entered into comprehensive, multi-year license agreements for the majority of its locations with Oliver Rubber Company ("Oliver"). Under the license agreements, Oliver will be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. These license agreements require that the Company purchase all rubber materials within the license territory for a one-year period or until the Company has repaid all debt owed to Oliver. Prior to entering into the Oliver license agreements, the Company had similar agreements with Bandag Incorporated ("Bandag") which were terminated in 1996. As of December 31, 1995, $840,000 in costs were accrued to provide for the costs of removal of Bandag equipment which was required under the Bandag franchise agreements. The equipment was sold to Bandag in 1996 at its estimated fair market value, resulting in a gain of $1,034,372. The actual costs of equipment removal incurred in 1996 did not differ materially from the $840,000 estimated at December 31, 1995. The removal of Bandag equipment and the installation of Oliver equipment were completed in phases throughout the first three quarters of 1996 with approximately one-third of the Company's production facilities converted each quarter.

Consolidation: In May 1997, the Company's wholly owned subsidiary, Trans-World Casings, Inc. was merged into the Company. Prior to that date, the consolidated financial statements included the accounts of the Company and Trans-World Casings, Inc. All significant intercompany accounts and transactions were eliminated in consolidation.

Business: The Company's operations include truck tire retreading and the sale of both retreaded and new truck tires as well as related services.

Cash and Cash Equivalents: Short-term investments having a maturity of ninety days or less when purchased are considered cash equivalents.

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

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

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

Income Taxes: Deferred income taxes are accounted for under the liability method. Deferred income tax assets and liabilities reflect the effects of temporary differences arising from a 1988 purchase transaction, and the timing of depreciation and cost recovery deductions and certain accrued expenses.

Service Fees and Other Related Party Transactions: The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, financial, legal, tax, cash management, human resources, and insurance activities. The Transition Services Agreement is effective indefinitely, unless terminated by either party on 90 days' notice. The Agreement requires the Company to pay a service fee for general and administrative services based on the value and cost of services provided. Certain other expenses, primarily data processing and programming services, are charged to the Company based on their actual cost to ABC. Total fees charged to the Company under this agreement were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                        1997                  1996                1995
                                                                  ---------------------------------------------------------

     Service fee............................................      $     1,400,021      $    1,543,829      $     1,609,624
     Data processing services ..............................            1,225,298           1,018,213              912,761
---------------------------------------------------------------------------------------------------------------------------
                                                                  $     2,625,319      $    2,562,042      $     2,522,385
===========================================================================================================================

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

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Revenue Recognition: Sales are recognized when goods are delivered or services performed.

Recent Accounting Pronouncements: In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under the new requirements for computing basic earnings per share, the dilutive effect of stock options is excluded. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share under SFAS No. 128. The new statement has been applied retroactively. The effect of the adoption is not material.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement superseded FASB Statement No. 14 on segments. The Company does not believe the Statement will result in a change in the Company's present practice of reporting one business segment.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B-- INVENTORIES

--------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                        1997                   1996
                                                                                  -----------------------------------------

New tires and finished retreaded tires.......................................     $    22,391,595         $   23,802,112
Materials and supplies.......................................................           4,934,451              6,241,765
---------------------------------------------------------------------------------------------------------------------------
                                                                                  $    27,326,046         $   30,043,877
===========================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

NOTE C -- LONG-TERM DEBT

--------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                        1997                   1996
                                                                                  -----------------------------------------

Credit Agreement (1).........................................................     $     4,000,000         $   10,300,000
Notes payable (2) ...........................................................           6,115,683              7,174,802
Capital lease obligations (3) ...............................................           5,072,771              3,780,765
---------------------------------------------------------------------------------------------------------------------------
                                                                                       15,188,454             21,255,567
Less current portion.........................................................           2,304,691              1,645,085
---------------------------------------------------------------------------------------------------------------------------
                                                                                  $    12,883,763         $   19,610,482
===========================================================================================================================

(1) The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At December 31, 1997, the borrowing base was $27.4 million. The Credit Agreement was amended and restated on September 30, 1997, primarily to extend the termination date until September 30, 2001, to revise certain financial covenants and to revise the Company's interest rate on advances. Credit Agreement advances bear interest at variable rates determined under the Credit Agreement. At December 31, 1997, the weighted average interest rate on advances under the Credit Agreement was 7.9%. The Company pays a commitment fee on the unused portion of the Credit Agreement at variable rates determined under the Credit Agreement. At December 31, 1997, the commitment fee was .375%. The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at December 31, 1997. The Credit Agreement limitations on dividends would not restrict the Company's historical dividend policies.

(2) In 1996, the Company entered into note agreements totaling approximately $5.2 million with Oliver to finance the purchase of retreading equipment, in accordance with the license agreements. These notes payable bear interest at 5% and are payable in monthly installments including interest through 2001.

      On February 1, 1996, the Company also entered into a non-interest-bearing note which was discounted using a 7.5% interest rate to $1.9 million ($2.8 million face value). This note was also to finance the purchase of retreading equipment. The note has a ten-year term with monthly payments of $23,333.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

(3) Capital leases include vehicle leases with terms ranging from 3 to 5 years with an average interest rate of 7.64%. Also included is a lease relating to a building and land with a term through 2009 and an interest rate of 7.50%.

Interest paid totaled approximately $1,318,000 in 1997, $900,000 in 1996, and $522,000 in 1995.

Annual maturities of long-term debt, excluding capital lease obligations, in 1998 through 2002 are as follows: 1998 - $1,183,877; 1999- $1,248,312; 2000 -
$1,316,344; 2001 - $5,122,070; and 2002 - $245,771.

NOTE D -- ACCRUED EXPENSES

--------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                        1997                   1996
                                                                                 ------------------------------------------

Accrued salaries, wages and incentive plans..................................     $     1,791,428         $    1,590,418
Accrued vacation pay.........................................................             722,706                652,706
Taxes other than income......................................................           2,168,205              1,705,726
Loss, injury, damage and workers'
 compensation claims reserves................................................           2,580,469              2,457,102
Pension and benefit plan costs...............................................             158,361                136,160
Other    ....................................................................             645,367                 93,061
---------------------------------------------------------------------------------------------------------------------------
                                                                                  $     8,066,536         $    6,635,173
===========================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

NOTE E -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        1997                  1996                1995
                                                                  ---------------------------------------------------------
Numerator:
   Numerator for basic and diluted earnings
     per share -- income (loss) available to
     common stockholders....................................      $    (2,504,376)     $   (3,258,801)     $     2,391,236
===========================================================================================================================

Denominator:
   Denominator for basic earnings per
     share -- weighted-average shares ......................            5,072,255           5,072,255            5,070,018

   Effect of dilutive securities:
     Employee stock options ................................                 --                  --                  4,411
---------------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares ........................                 --                  --                  4,411

---------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per
    share -- adjusted weighted-average
    shares and assumed conversions..........................            5,072,255           5,072,255            5,074,429
===========================================================================================================================

Basic earnings (loss) per common share .....................      $        (0.49)      $        (0.64)    $           0.47
===========================================================================================================================

Diluted earnings (loss) per common share ...................      $        (0.49)      $        (0.64)    $           0.47
===========================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

NOTE F -- FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

--------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                        1997                   1996
                                                                                  ------------------------------------------

Deferred tax liabilities:

     Basis differences on property, plant and equipment......................     $       730,672         $       14,360
     Allowance for doubtful accounts.........................................              18,418                      -
---------------------------------------------------------------------------------------------------------------------------
         Total deferred tax liabilities......................................             749,090                 14,360

Deferred tax assets:

     Accrued expenses........................................................           1,316,699                888,809
     Allowance for doubtful accounts ........................................                   -                433,153
     Uniform capitalization of inventories...................................             175,313                188,209
     Postretirement benefit obligations other
       than pensions.........................................................              33,518                 26,740
     State net operating loss carryovers ....................................             412,326                189,827
---------------------------------------------------------------------------------------------------------------------------
         Total deferred tax assets...........................................           1,937,856              1,726,738
---------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets......................................................     $     1,188,766         $    1,712,378
===========================================================================================================================

Significant components of the provision for income taxes are as follows:

--------------------------------------------------------------------------------

                                                                                  YEAR ENDED DECEMBER 31
                                                                     1997                  1996                  1995
                                                              -------------------------------------------------------------
Current tax expense (credit):

     Federal............................................      $    (1,897,172)      $    (1,735,453)      $    2,033,111
     State..............................................                    -                     -              327,053
---------------------------------------------------------------------------------------------------------------------------
         Total current tax expense (credit) ............           (1,897,172)           (1,735,453)           2,360,164

Deferred tax expense (credit):

     Federal............................................              727,885               (63,724)            (548,813)
     State..............................................             (204,273)             (294,003)            (100,681)
---------------------------------------------------------------------------------------------------------------------------
         Total deferred tax expense (credit) ...........              523,612              (357,727)            (649,494)
---------------------------------------------------------------------------------------------------------------------------
Total income tax expense (credit) ......................      $    (1,373,560)      $    (2,093,180)      $    1,710,670
===========================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

--------------------------------------------------------------------------------

                                                                      1997                  1996                 1995
                                                               ------------------------------------------------------------

Income tax (benefit) at the statutory
 federal rate of 34% .....................................     $    (1,318,498)      $    (1,819,674)     $    1,394,647
Federal income tax effects of:
     State income taxes ..................................              69,453                99,961             (76,966)
     Resolution of tax contingencies .....................             (81,195)             (172,922)                  -
     Amortization of nondeductible
       goodwill ..........................................             126,115               126,115             126,115
     Other ...............................................              34,838               (32,657)             40,502
---------------------------------------------------------------------------------------------------------------------------
Federal income taxes (benefit) ...........................          (1,169,287)           (1,799,177)          1,484,298
State income taxes (benefit) .............................            (204,273)             (294,003)            226,372
---------------------------------------------------------------------------------------------------------------------------
                                                               $    (1,373,560)      $    (2,093,180)     $    1,710,670
===========================================================================================================================
Effective income tax rate ................................                (35.4)%              (39.1)%              41.7%
===========================================================================================================================

As of December 31, 1997, the Company had state operating loss carryovers of approximately $11,200,000. State net operating carryovers expire generally in five to fifteen years.

No income taxes were paid in 1997 or 1996, and approximately $2,377,000 was paid in 1995. Income tax refunds amounted to $2,374,000 in 1997.

NOTE G -- EMPLOYEE BENEFIT PLANS

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

A summary of the components of net periodic pension cost for the defined benefit plan is as follows:

--------------------------------------------------------------------------------

                                                                                1997             1996             1995
                                                                           ------------------------------------------------

Service cost -- benefits earned during the year .....................      $     394,382   $     388,021      $    275,961
Interest cost on projected benefit obligation .......................            263,914         283,726           241,752
Actual return (gain) on plan assets .................................           (691,514)       (327,242)         (521,252)
Net amortization and deferral .......................................            510,925         161,387           371,153
---------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost ...........................................      $     477,707   $     505,892      $    367,614
===========================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

Assumptions used in determining net periodic pension cost for the defined benefit plan were:

--------------------------------------------------------------------------------

                                                                            1997              1996            1995
                                                                           -----------------------------------------

Weighted average discount rate.....................................         7.50%            7.10%            8.73%
Annual compensation increases......................................         4.00%            3.00%            3.00%
Expected long-term rates of returns on assets......................         9.40%            9.00%            9.00%
--------------------------------------------------------------------------------------------------------------------

The following sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets:

                                                                                            DECEMBER 31
                                                                                     1997                  1996
                                                                              --------------------------------------
Actuarial present value of benefit obligations:
     Vested benefit obligation...........................................     $    (2,444,027)      $    (2,571,937)
====================================================================================================================
     Accumulated benefit obligation......................................     $    (3,099,752)      $    (3,172,718)
====================================================================================================================
Projected benefit obligation.............................................     $    (3,685,313)      $    (3,831,114)
Plan assets at fair value................................................           3,589,447             3,058,407
--------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets....................             (95,866)             (772,707)
Unrecognized net loss....................................................             305,631             1,031,951
Prior service cost not yet recognized in net
 periodic pension cost...................................................              31,649                34,416
Unrecognized net asset at January 1, 1987,
 net of amortization.....................................................              (2,133)               (2,322)
Additional minimum liability ............................................                --                (405,649)
--------------------------------------------------------------------------------------------------------------------
Net pension asset (liability) ...........................................     $       239,281       $      (114,311)
====================================================================================================================

The net pension asset of $239,281 as of December 31, 1997, is comprised of a current liability of $158,361 included in accrued expenses and $397,642 included in other assets in the accompanying consolidated balance sheets. As of December 31, 1996, the net pension liability of $114,311 is comprised of a current liability of $136,160 included in accrued expenses and $21,849 included in other assets. Also, an intangible pension asset of $405,649 is included in other assets as of December 31, 1996, to record the minimum liability.

Assumptions used in determining the pension obligation for the defined benefit plan were:

--------------------------------------------------------------------------------

                                                                                                DECEMBER 31
                                                                                          1997               1996
                                                                                       -----------------------------

Weighted average discount rate...................................................        7.03%              7.50%

Annual compensation increases....................................................        4.00%              3.00%
--------------------------------------------------------------------------------------------------------------------

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

The Company has an investment plan (the "401-k Plan") covering substantially all employees. The investment plan permits participants to defer up to 15% of their salary by salary reduction as provided in Section 401(k) of the Internal Revenue Code. Up to 4% of a participant's compensation contributed to the plan was matched by a Company deposit of 50% of such contribution. The percentage of the Company match is set annually. During 1998, up to 6% of a participant's compensation contributed to the plan will be matched by a Company deposit of 50% of such contribution. The matching contribution charged to operations totaled approximately $121,000 in 1997, $135,000 in 1996, and $135,000 in 1995.

Effective in November 1997, the Company merged the Treadco Employee Stock Ownership Plan (the "ESOP") into the 401-k Plan. Previously the ESOP and a related trust (the "Trust") covered substantially all employees of the Company. The cost of the ESOP was borne by the Company through annual contributions to the Trust in amounts determined by the Board of Directors. Charges to operations for contributions to the ESOP plan totaled $250,000 for 1995. No contribution was made for 1997 or 1996.

NOTE H -- STOCK OPTION PLANS

The Company follows APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.2%, 6.0% and 6.2%; dividend yields of .01%, .01% and .01%; volatility factors of the expected market price of the Company's Common Stock of .35, .34 and .34; and a weighted-average expected life of the option of 9.5 years.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         1997                 1996               1995
                                                                   --------------------------------------------------------

Net income (loss) - as reported .................................   $  (2,504,376)      $  (3,258,801)     $   2,391,236
===========================================================================================================================

Net income (loss)  - pro forma ..................................   $  (2,789,488)      $  (3,442,965)     $   2,372,240
===========================================================================================================================

Income (loss) per share - as reported ...........................   $       (0.49)      $       (0.64)    $         0.47
===========================================================================================================================

Income (loss) per share - pro forma .............................   $       (0.55)      $       (0.68)    $         0.47
===========================================================================================================================

The following table summarizes the Company's stock option activity, and related information for the periods indicated:

                                                  1997                         1996                        1995
                                        -----------------------------------------------------------------------------------
                                                       WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                        AVERAGE                      AVERAGE                     AVERAGE
                                                       EXERCISE                     EXERCISE                    EXERCISE
                                          OPTIONS       PRICE          OPTIONS        PRICE         OPTIONS       PRICE
---------------------------------------------------------------------------------------------------------------------------
Outstanding
   beginning of year ................     215,000      $   8.09         75,000      $   13.30       105,000      $   13.39
Granted .............................      55,000         10.49        140,000           7.06        20,000          14.44
Exercised  ..........................        --             --            --              --           --              --
Cancelled ...........................        --             --            --              --        (50,000)         13.95
---------------------------------------------------------------------------------------------------------------------------
Outstanding - end of year ...........     270,000      $   8.58        215,000      $    8.09        75,000      $   13.30
===========================================================================================================================

Exercisable at end of year ..........      78,000      $   8.95         37,000      $   10.00        22,000      $   13.70
===========================================================================================================================

Estimated weighted-average
  fair value per share of options
  granted during the year............                  $   6.21                     $    4.47                    $    5.72
===========================================================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                                                             WEIGHTED-
                                                              AVERAGE         WEIGHTED-                         WEIGHTED-
                                                             REMAINING         AVERAGE                           AVERAGE
        RANGE OF                           NUMBER           CONTRACTUAL       EXERCISE           NUMBER         EXERCISE
     EXERCISE PRICES                     OUTSTANDING           LIFE             PRICE          EXERCISABLE        PRICE
---------------------------------------------------------------------------------------------------------------------------

      $5.75 - $7.13                          125,000            8.1           $    6.72           25,000        $   6.72
     $10.00 - $10.75                         145,000            7.3               10.19           53,000           10.00
---------------------------------------------------------------------------------------------------------------------------
                                             270,000                                              78,000
===========================================================================================================================

In October 1996, all grants issued prior to 1996 were repriced, changing the exercise price to $10.00. The options were originally priced from $11.25 to $15.75. The timing and requirements for vesting and the life of the options were not changed.

In October 1995, the Company adopted a performance award program and awarded 30,000 and 15,000 units to the Company's President and Executive Vice President, respectively. The units are valued based on the closing price per share of the Company's common stock. The awards become 100% vested after four years, with the awards increased yearly to the extent that the Company's return on equity exceeds 8%. The Company recorded expense of $134,000 and $200,000 in 1997 and 1996, respectively, under the plan.

NOTE I -- LEASES AND COMMITMENTS

The future minimum payments under capitalized leases at December 31, 1997, are as follows:

                 1998..................................................................      $   1,466,922
                 1999..................................................................          1,605,322
                 2000..................................................................          1,080,466
                 2001..................................................................            234,840
                 2002..................................................................            234,840
                 Thereafter............................................................          1,903,053
                 -----------------------------------------------------------------------------------------
                 Total minimum lease payments..........................................          6,525,443
                 Amounts representing interest.........................................          1,452,672
                 ------------------------------------------------------------------------------------------
                 Present value of net minimum lease payments
                    included in long-term debt ........................................      $   5,072,771
                 ==========================================================================================

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

Assets held under capitalized leases are included in property, plant, and equipment at December 31 as follows:

                                                                                           1997                  1996
                                                                                   ----------------------------------------

Equipment ....................................................................      $     4,126,428       $    1,736,773
Land and buildings ...........................................................            2,081,293            2,043,992
---------------------------------------------------------------------------------------------------------------------------
                                                                                          6,207,721            3,780,765
Less accumulated depreciation ................................................            1,136,116              316,396
---------------------------------------------------------------------------------------------------------------------------
                                                                                    $     5,071,605       $    3,464,369
===========================================================================================================================

Lease amortization is included in depreciation expense. Capital lease obligations of $2,318,000 and $3,781,000 were incurred for the years ended December 31, 1997 and 1996, respectively.

Rental expense for various production facilities and sales locations amounted to approximately $1,765,000 in 1997, $1,751,000 in 1996, and $1,408,000 in 1995.

The future minimum rental commitments as of December 31, 1997, for all noncancellable operating leases are as follows:

                  1998 ..........................................................      $   1,399,177
                  1999 ..........................................................            957,309
                  2000 ..........................................................            594,497
                  2001 ..........................................................            385,659
                  2002...........................................................            259,482
                  Thereafter ....................................................            938,400
                  ----------------------------------------------------------------------------------
                                                                                       $   4,534,524
                  ==================================================================================

Certain of the leases are renewable for substantially the same rentals for varying periods. Future minimum rentals to be received under noncancellable subleases totaled approximately $561,000 at December 31, 1997.

NOTE J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-term debt: The carrying amounts of the Company's borrowings under its revolving credit agreement approximates its fair value since the interest rate under this agreement is variable. The fair values of the Company's notes payable arrangements are estimated using current market rates.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

The fair values of the Company's financial instruments and related carrying value as of December 31 is as follows:

                                                               1997                                    1996
                                              -----------------------------------------------------------------------------
                                                CARRYING VALUE       FAIR VALUE        CARRYING VALUE       FAIR VALUE
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents ..............      $        --         $         --         $       15,804     $       15,804
Short-term debt ........................           1,175,315            1,083,121           1,073,039          1,036,634
Long-term debt .........................           8,940,368            8,777,395          16,401,763         16,395,413
---------------------------------------------------------------------------------------------------------------------------

NOTE K -- LITIGATION

Other than as discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the results of operations, cash flows or the financial condition of the Company.

On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag, Inc. ("Bandag"), the Company's former retread franchisor, and certain of its officers and employees violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J. J. Seiter, Ronald W. Toothaker, and Ronald
W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchisees, from diverting or soliciting Treadco's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of Treadco's confidential information.

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

The Company will as a part of the arbitration process submit a substantial claim against Bandag. Due to the uncertainties inherent in the arbitration process, the Company has not recorded any claim recovery in the accompanying financial statements.

TREADCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

NOTE L -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1997 and 1996. The impact of SFAS 128 on quarterly information for 1997 and 1996 was considered and no restatement of earnings per share was required.

---------------------------------------------------------------------------------------------------------------------------
                                                                                  1997
                                                                           THREE MONTHS ENDED
                                                   MARCH 31            JUNE 30          SEPTEMBER 30        DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------

Sales ..................................      $   33,211,474      $    41,135,887      $   46,769,038     $   40,159,812
Costs and expenses......................          35,746,528           40,800,195          45,831,309         41,407,325
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss).................          (2,535,054)             335,692             937,729         (1,247,513)
Other expense -- net....................             450,171              409,546             222,667            286,406
Income taxes (credit) ..................          (1,096,442)             (20,165)            294,247           (551,200)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss).......................      $   (1,888,783)     $       (53,689)     $      420,815     $     (982,719)
===========================================================================================================================

Basic and diluted net income
  (loss) per common share...............      $         (0.37)    $         (0.01)     $          0.08    $         (0.19)
===========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
                                                                                  1996
                                                                            THREE MONTHS ENDED
                                                   MARCH 31            JUNE 30          SEPTEMBER 30        DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------

Sales ..................................      $   32,133,638      $    36,114,495      $   40,121,212     $   35,784,782
Costs and expenses......................          33,674,602           37,320,421          40,650,919         37,690,873 [a]
---------------------------------------------------------------------------------------------------------------------------
Operating (loss)........................          (1,540,964)          (1,205,926)           (529,707)        (1,906,091)
Other expense (income) -- net...........             296,860              164,959            (630,336)           337,810
Income taxes (credit) ..................            (656,242)            (476,515)            (49,365)          (911,058)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss).......................      $   (1,181,582)     $      (894,370)     $      149,994     $   (1,332,843)
===========================================================================================================================

Basic and diluted net income
  (loss) per common share...............      $        (0.23)     $         (0.18)     $         0.03     $        (0.26)
===========================================================================================================================

[a] Costs and expenses for the fourth quarter of 1996 includes a provision for $875,000 to increase self-insurance and other reserves.

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  TREADCO, INC.

                COLUMN A                     COLUMN B                  COLUMN C                COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                               -------------------------------
                                                                    (1)              (2)

                                                BALANCE AT      CHARGED TO       CHARGED TO
                                                 BEGINNING        COSTS &      OTHER ACCOUNTS     DEDUCTIONS -     BALANCE AT
               DESCRIPTION                       OF PERIOD       EXPENSES         DESCRIBE          DESCRIBE      END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1997:
   Deducted from asset accounts :
   Allowance for doubtful accounts receivable  $  1,161,266     $  2,340,630      $ 382,607(A)    $ 2,165,114(B)    $1,719,389
===================================================================================================================================

Year Ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts receivable  $  1,163,835     $  1,645,349      $ 341,359(A)    $ 2,037,220(B)    $1,161,266
                                                                                     47,943(C)
===================================================================================================================================

Year Ended December 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts receivable  $  1,000,000     $  1,341,271      $ 254,776(A)    $ 1,432,212(B)    $1,163,835
===================================================================================================================================


Note A - Recoveries of amounts previously written off.
Note B - Uncollectible accounts written off.
Note C - The allowance for doubtful accounts of Five Bros., Inc. as of date of acquisition.

                             FORM 10-K -- ITEM 14(c)
                                  EXHIBIT INDEX
                                  TREADCO, INC.

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

EXHIBIT NO.
-----------

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

     10.1* Amended and Restated Credit Agreement entered into between the Company and Societe Generale, Southwest Agency dated as of
                 September 30, 1997 (previously filed as Exhibit 10 to the
                 Company's Form 10-Q Quarterly Report pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997, Commission File No. 0-19390, and incorporated herein by reference).

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

     23          Consent of Ernst & Young LLP., Independent Auditors

     27          Financial Data Schedule

------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

# Designates a compensation plan for Directors or Executive Officers.