Form 10-Q
period 1998-03-31
TREADCO INC
filed 1998-05-13
CIK 876948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarter Ended       March 31, 1998
                                                    -------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________________________ to _____________________________

Commission File Number      0-19390

                                  TREADCO, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                 7534 and 5531                             71-0706271
----------------------------------    --------------------------------------------    ------------------------------
 (State or other jurisdiction of             (Primary Standard Industrial                   (I.R.S. Employer
 incorporation or organization)                Classification Code No.)                    Identification No.)

                             1101 South 21st Street
                           Fort Smith, Arkansas 72901
                                 (501) 788-6400
                  --------------------------------------------
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding at April 15, 1997
-----------------------------                     -----------------------------
 Common Stock, $.01 par value                            5,072,255 shares

                                  TREADCO, INC.

                                      INDEX


                                                                                                     PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Balance Sheets --
                March 31, 1998 and December 31, 1997.................................................  3

                Statements of Operations --
                For the Three Months Ended March 31, 1998 and 1997...................................  5

                Statements of Cash Flows --
                For the Three Months Ended March 31, 1998 and 1997...................................  6

                Notes to Financial Statements -- March 31, 1998 .....................................  7

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................................................. 10


PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings ................................................................... 13

ITEM 2.         Changes in Securities ............................................................... 13

ITEM 3.         Defaults Upon Senior Securities ..................................................... 13

ITEM 4.         Submission of Matters to a Vote of Security Holders ................................. 13

ITEM 5.         Other Information ................................................................... 13

ITEM 6.         Exhibits and Reports on Form 8-K .................................................... 14


SIGNATURES      ..................................................................................... 15


EXHIBIT INDEX   ....................................................................................  16

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                      MARCH 31           DECEMBER 31
                                                                                        1998                1997
                                                                                    ------------      ---------------
                                                                                     (UNAUDITED)           (NOTE)
ASSETS

CURRENT ASSETS
     Accounts receivable:
         Trade receivables, less allowance for
          doubtful accounts (1998 -- $1,682,604;
          1997 -- $1,719,389 ) ...............................................     $  19,127,023      $  19,802,749
         Other (primarily national accounts
         and volume rebates) .................................................         4,216,585          5,734,366
     Due from affiliates .....................................................           181,089             90,305
     Inventories .............................................................        28,195,505         27,326,046
     Prepaid expenses ........................................................               547              3,175
     Federal and state income taxes refundable ...............................         1,501,143          1,221,681
     Deferred income taxes ...................................................         1,466,469          1,466,469
                                                                                   -------------      -------------
         TOTAL CURRENT ASSETS ................................................        54,688,361         55,644,791

PROPERTY, PLANT AND EQUIPMENT
     Land.....................................................................         4,000,877         4,000,877
     Structures ..............................................................        13,282,019         13,273,823
     Retreading and other equipment ..........................................        30,901,163         32,048,910
                                                                                   -------------      -------------
                                                                                      48,184,059         49,323,610
     Less allowances for depreciation ........................................       (19,166,141)       (17,994,542)
                                                                                   -------------      -------------
                                                                                      29,017,918         31,329,068

OTHER ASSETS
     Goodwill, less amortization
      (1998 -- $4,024,303; 1997 -- $3,908,806) ...............................        12,578,656         12,694,153
     Noncompete agreements, less amortization
      (1998 -- $1,197,395; 1997 -- $1,132,082) ...............................           108,854            174,167
     Construction in progress ................................................           641,671                 --
     Other ...................................................................           811,693            616,003
                                                                                   -------------      -------------
                                                                                      14,140,874         13,484,323
                                                                                   -------------      -------------

                                                                                   $  97,847,153      $ 100,458,182
                                                                                   =============      =============

TREADCO, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         MARCH 31       DECEMBER 31
                                                           1998             1997
                                                      ------------     ------------
                                                        (UNAUDITED)        (NOTE)

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Bank overdraft .............................     $    901,211     $    125,148
     Trade accounts payable .....................       17,915,795       17,144,202
     Due to affiliate ...........................          703,221          731,711
     Accrued salaries, wages and other expenses .        7,645,924        8,066,536
     Current portion of long-term debt ..........        2,278,889        2,304,691
                                                      ------------     ------------
         TOTAL CURRENT LIABILITIES ..............       29,445,040       28,372,288



LONG-TERM DEBT, less current portion ............        9,870,000       12,883,763


OTHER LIABILITIES ...............................           95,206           89,860


DEFERRED INCOME TAXES ...........................          229,806          277,703



STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued .               --               --
     Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding 5,072,255 shares .............           50,723           50,723
     Additional paid-in capital .................       45,623,346       45,623,346
     Retained earnings ..........................       12,533,032       13,160,499
                                                      ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY .............       58,207,101       58,834,568



COMMITMENTS AND CONTINGENCIES


                                                      $ 97,847,153     $100,458,182
                                                      ============     ============

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                   1998               1997
                                               ------------      ------------
                                                         (UNAUDITED)
SALES
     Non-affiliates ......................     $ 36,554,973      $ 32,094,010

     Affiliates ..........................          949,975         1,117,464
                                               ------------      ------------
                                                 37,504,948        33,211,474
COSTS AND EXPENSES
     Materials and cost of new tires .....       24,676,323        23,260,210
     Salaries and wages ..................        7,010,541         6,209,620
     Depreciation and amortization .......        1,487,801         1,353,811
     Administrative and general ..........        4,906,777         4,922,887
                                               ------------      ------------
                                                 38,081,442        35,746,528
                                               ------------      ------------
OPERATING LOSS ...........................         (576,494)       (2,535,054)

OTHER INCOME
     Interest income .....................           11,121             2,357
     Gain on asset sales .................           22,725             3,548
     Other ...............................           51,139            34,363
                                               ------------      ------------
                                                     84,985            40,268
OTHER EXPENSES
     Interest ............................          299,010           309,630
     Amoritzation of goodwill ............          115,497           115,497
     Amortization of noncompete
         agreements.......................           65,312            65,312
                                               ------------      ------------
                                                    479,819           490,439


LOSS BEFORE INCOME TAXES .................         (971,328)       (2,985,225)

FEDERAL AND STATE INCOME TAXES (CREDIT)
     Current .............................         (295,965)       (1,148,303)
     Deferred ............................          (47,897)           51,861
                                               ------------      ------------
                                                   (343,862)       (1,096,442)
                                               ------------      ------------

NET LOSS .................................     $   (627,466)     $ (1,888,783)
                                               ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE ..     $      (0.12)     $      (0.37)
                                               ============      ============

CASH DIVIDENDS PAID PER COMMON SHARE .....     $         --      $        .04
                                               ============      ============

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31
                                                                1998              1997
                                                           ------------      ------------
                                                                     (UNAUDITED)

OPERATING ACTIVITIES
   Net loss ..........................................     $   (627,466)     $ (1,888,783)
   Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
      Depreciation and amortization ..................        1,487,801         1,353,811
      Amortization of goodwill .......................          115,497           115,497
      Amortization of noncompete agreements ..........           65,312            65,312
      Provision for losses on accounts receivable ....          385,844           715,144
      Provision (credit) for deferred income taxes ...          (47,897)           51,861
      Gain on asset sales ............................          (22,725)           (3,548)
      Changes in operating assets and liabilities:
         Receivables .................................        2,210,919         2,133,849
         Inventories and prepaid expenses ............       (1,159,327)          520,865
         Federal and state income taxes refundable ...         (279,462)       (1,170,583)
         Other assets ................................           38,355            (3,220)
         Trade accounts payable, accrued expenses ....          195,777          (604,702)
       Due to/from affiliates ........................         (119,274)         (314,407)
       Other liabilities .............................            5,346             4,403

NET CASH PROVIDED BY OPERATING ACTIVITIES ............        2,248,700           975,499
                                                           ------------      ------------
INVESTING ACTIVITIES
   Purchases of property, plant and equipment ........         (821,181)         (404,987)
   Construction in progress ..........................         (641,671)               --
   Proceeds from asset sales .........................           22,725           426,754
                                                           ------------      ------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES ...............................       (1,440,127)           21,767

FINANCING ACTIVITIES
   Borrowings under revolving credit facility ........       14,400,000        11,075,000
   Payments under revolving credit facility ..........      (15,400,000)      (11,375,000)
   Principal payments on other long-term debt
      and capitalized lease obligations ..............         (584,636)         (359,728)
   Dividends paid ....................................               --          (202,890)
   Net increase in cash overdrafts ...................          776,063                --
                                                           ------------      ------------
NET CASH USED BY FINANCING ACTIVITIES ................         (808,573)         (862,618)
                                                           ------------      ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ...............................               --           134,648
   Cash and cash equivalents at beginning of period ..               --            15,804
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ...................................     $         --      $    150,452
                                                           ============      ============


The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
--------------------------------------------------------------------------------


NOTE A -- ORGANIZATION

Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering. At March 31, 1998, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

On March 31, 1998, the Company and Bridgestone/Firestone, Inc. ("Bridgestone") signed an agreement whereby Bridgestone would take over operations of the Company's Oncor retreading facility located in Hazelwood, MO. The Company will continue to market the Oncor retread tires produced at this plant. The book value of the assets sold to Bridgestone in connection with the transaction was approximately equal to the related debt obligation to Bridgestone of $1.8 million which was eliminated by the transaction. Accordingly, no gain or loss was recognized by the Company on the transaction.

NOTE C -- INVENTORIES


                                                                                  MARCH 31           DECEMBER 31
                                                                                    1998                1997
                                                                               --------------     --------------

New tires and finished retreaded tires ....................................    $   23,190,188     $   22,391,595
Materials and supplies ....................................................         5,005,317          4,934,451
                                                                               --------------     --------------

                                                                               $   28,195,505     $   27,326,046
                                                                               ==============     ==============

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        1998             1997
                                                    -----------      -----------
                                                             (UNAUDITED)
NUMERATOR:
   Numerator for basic and diluted earnings
      per share - loss available for
      common stockholders .....................     $  (627,466)     $(1,888,783)
                                                    -----------      -----------


DENOMINATOR:
   Denominator for basic earnings per share -
      Weighted-average shares .................       5,072,225        5,072,255

   Effect of dilutive securities:
      Employee stock options ..................              --               --
                                                    -----------      -----------
   Dilutive potential common shares ...........              --               --


   Denominator for diluted earnings per share -
      adjusted weighted-average shares
      and assumed conversions .................       5,072,255        5,072,255
                                                    -----------      -----------

Basic and diluted loss per common share .......     $     (0.12)     $     (0.37)
                                                    -----------      -----------

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

The Federal District Court has ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


preparation for the arbitration hearing. The arbitration hearing is expected to be held during 1998.

The Company will as a part of the arbitration process submit a substantial claim against Bandag. Due to the uncertainties inherent in the arbitration process, the Company has not recorded any claim recovery in the accompanying financial statements.

NOTE F -- LONG-TERM DEBT

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At March 31, 1998, the borrowing base was $27.3 million. Credit Agreement advances bear interest at variable rates determined under the Credit Agreement. At March 31, 1998, the weighted average interest rate on advances under the Credit Agreement was 6.94%. The Company pays a commitment fee on the unused portion of the Credit Agreement at variable rates determined under the Credit Agreement. At March 31, 1998, the commitment fee was .375%.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at March 31, 1998.

NOTE G - RECENT ACCOUNTING STANDARDS

In March 1998, the Accounting Standards Executive Committee of the American Institute of CPA's ("AuSEC") issued Statement of Position ("SOP"), Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer costs incurred during the "application development stage" are required to be capitalized and amortized to income over the software's estimated useful life. The SOP will be effective for the Company on January 1, 1999. The SOP will result in capitalization of costs related to internal computer software development. All such costs are currently expensed. The amount of costs capitalized within any period will be dependent on the nature of software development activities and projects in that period.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting for Comprehensive Income. The Statement requires the classification of components of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998, however this statement had no impact on the Company's financial statements since there are no items that are considered comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

On March 31, 1998, the Company and Bridgestone/Firestone, Inc. ("Bridgestone") signed an agreement whereby Bridgestone would take over operations of the Company's Oncor retreading facility located in Hazelwood, MO. The Company will continue to market the Oncor retread tires produced at this plant.

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

     The following table sets forth for the periods indicated a summary of sales by category:


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                  1998                  1997
                                                                          -----------------     ----------------
                                                                                         (UNAUDITED)
SALES
     Retread ........................................................     $      15,503,889     $     13,684,827
     New tires.......................................................            18,289,075           16,443,687
     Service ........................................................             3,711,984            3,082,960
                                                                          -----------------     ----------------
                                                                                 37,504,948           33,211,474
                                                                          =================     ================

     The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                1998                  1997
                                                                          -----------------     ----------------
                                                                                        (UNAUDITED)
COSTS AND EXPENSES
     Materials and cost of new tires ................................                  65.8%                70.0%
     Salaries and wages..............................................                  18.7                 18.7
     Depreciation and amortization...................................                   4.0                  4.1
     Administrative and general......................................                  13.0                 14.8
                                                                          -----------------     ----------------
                                                                                      101.5%               107.6%
                                                                          =================     ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------


Three Months Ended March 31, 1998 as Compared to Three Months Ended March 31,
1997

Sales (including sales to affiliates) for the three months ended March 31, 1998 increased 12.9% to $37.5 million from $33.2 million for the three months ended March 31, 1997. Retread sales for the 1998 first quarter increased primarily due to the higher volume of units sold and a small increase in the sales price per unit. New tire sales for the 1998 first quarter were higher due to increased unit sales offset in part by a lower sales price per unit on new tires sold to national accounts. Service revenues increased due to the Company's continued emphasis on its service operations. During the three months ended March 31, 1998, the Company sold approximately 154,000 retread truck tires, an increase of 12.1% from the three months ended March 31, 1997 and new tires sold increased 12.0% to 103,000 tires.

For the three months ended March 31, 1998, "same store" sales increased 12.7% and "new store" sales accounted for 0.2% of the increase from the 1997 first quarter. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new new sales location.

Operating costs and expenses were $38.1 million for the three months ended March 31, 1998 compared to $35.7 million during the three months ended March 31, 1997. For the three months ended March 31, 1998 the Company had an operating loss of $576,000 compared to an operating loss of $2.5 million during the three months ended March 31, 1997. The Company had a net loss of $627,000, or a $0.12 loss per share, compared to a net loss of $1.9 million, or a $0.37 loss per share during the three months of March 31, 1997.

Operating costs and expenses as a percent of sales were 101.5% for the three months ended March 31, 1998 compared to 107.6% for the three months ended March 31, 1997. Materials and cost of new tires as a percent of sales decreased to 65.8% for the three months ended March 31, 1998 from 70.0% during the three months ended March 31, 1997, resulting primarily from lower new tire costs and improved production efficiency. Administrative and general costs as a percent of sales decreased to 13.1% for the three months ended March 31, 1998 compared to 14.8% for the three months ended March 31, 1997. The decrease resulted from several factors, including expenses related to employee insurance costs and bad debt expense and also higher sales.

Interest expense for the three months ended March 31, 1998 was $299,000 compared to $310,000 for the three months ended March 31, 1997. The decrease resulted primarily from a reduction in debt outstanding.

The difference between the effective tax rate for the three months ended March 31, 1998 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

Average shares outstanding were 5.1 million for each of the three months ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.86:1 at March 31, 1998 and 1.83:1 at December 31, 1997. Net cash provided by operating activities was $1.4 million for the three months ended March 31, 1998, compared to net cash provided of $1.0 million for the three months ended March 31, 1997.

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At March 31, 1998, the amount borrowed under the Credit Agreement was $3 million.

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

                                        TREADCO, INC.
                                        (Registrant)


Date:  May 12, 1998                     /s/ David E. Loeffler
                                        ---------------------------------
                                        David E. Loeffler
                                        Vice President-Treasurer,
                                        Chief Financial Officer
                                        and Principal Accounting Officer

                                  EXHIBIT INDEX


The following exhibits are filed with this report.

EXHIBIT
  NO.

  27           Financial Data Schedule