Form 10-Q
period 1998-06-30
TREADCO INC
filed 1998-08-06
CIK 876948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1998
                                                   -------------


[]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from       to
                                                            -----    -----


Commission File Number      0-19390
                            -------

                                  TREADCO, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                     7534 and 5531                    71-0706271
--------------------------  ----------------------------   --------------------------
  (State or other           (Primary Standard Industrial        (I.R.S. Employer
  jurisdiction of             Classification Code No.)        Identification No.)
  incorporation or
   organization)

                             1101 South 21st Street
                           Fort Smith, Arkansas 72901
                                 (501) 788-6400
                       -----------------------------------
               (Address, including zip code, and telephone number,
            including area code, of registrant's principal executive
                                    offices)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 1998
----------------------------------        -------------------------------------
  Common Stock, $.01 par value                     5,072,255 shares

                                  TREADCO, INC.

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Balance Sheets --
              June 30, 1998 and December 31, 1997......................................      3

              Statements of Operations --
              For the Three and Six Months Ended June 30, 1998 and 1997................      5

              Statements of Cash Flows --
              For the Six Months Ended June 30, 1998 and 1997..........................      6

              Notes to Financial Statements -- June 30, 1998 ..........................      7

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................................     10


PART II.  OTHER INFORMATION

ITEM 1.       Legal Proceedings .......................................................     14

ITEM 2.       Changes in Securities ...................................................     14

ITEM 3.       Defaults Upon Senior Securities .........................................     14

ITEM 4.       Submission of Matters to a Vote of Security Holders .....................     15

ITEM 5.       Other Information .......................................................     15

ITEM 6.       Exhibits and Reports on Form 8-K ........................................     15


SIGNATURES.............................................................................     16


EXHIBIT INDEX..........................................................................     17

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                            JUNE 30         DECEMBER 31
                                                             1998              1997
                                                        --------------------------------
                                                         (UNAUDITED)          (NOTE)
ASSETS

CURRENT ASSETS
    Accounts receivable:
      Trade receivables, less allowance for
        doubtful accounts (1998 -- $1,368,143;
        1997 -- $1,719,389 ) ......................     $  23,368,417      $  19,802,749
      Other (primarily national accounts
        and volume rebates) .......................         6,318,844          5,734,366
    Due from affiliates ...........................            92,956             90,305
    Inventories ...................................        27,714,064         27,326,046
    Prepaid expenses ..............................            16,524              3,175
    Federal and state income taxes refundable .....                --          1,221,681
    Deferred income taxes .........................         1,466,469          1,466,469
                                                        -------------      -------------
        TOTAL CURRENT ASSETS ......................        58,977,274         55,644,791

PROPERTY, PLANT AND EQUIPMENT
    Land ..........................................         4,068,877          4,000,877
    Structures ....................................        13,504,367         13,273,823
    Retreading and other equipment ................        34,042,763         32,048,910
                                                        -------------      -------------
                                                           51,616,007         49,323,610
    Less allowances for depreciation ..............       (19,517,211)       (17,994,542)
                                                        -------------      -------------
                                                           32,098,796         31,329,068

OTHER ASSETS
    Goodwill, less amortization
     (1998 -- $4,139,800; 1997 -- $3,908,806) .....        12,463,159         12,694,153
    Noncompete agreements, less amortization
     (1998 -- $1,262,708; 1997 -- $1,132,082) .....            43,542            174,167
    Deferred Income Taxes .........................            61,634                 --
    Other .........................................         1,353,733            616,003
                                                        -------------      -------------
                                                           13,922,068         13,484,323
                                                        -------------      -------------
                                                        $ 104,998,138      $ 100,458,182
                                                        =============      =============

TREADCO, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          JUNE 30         DECEMBER 31
                                                           1998              1997
                                                        -----------------------------
                                                        (UNAUDITED)         (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft ................................     $  1,478,826     $    125,148
    Trade accounts payable ........................       20,397,809       17,144,202
    Due to affiliate ..............................          845,531          731,711
    Accrued salaries, wages and other expenses ....        8,684,569        8,066,536
    Federal and state income taxes ................           27,085               --
    Current portion of long-term debt .............        2,260,170        2,304,691
                                                        ------------     ------------
        TOTAL CURRENT LIABILITIES .................       33,693,990       28,372,288


LONG-TERM DEBT, less current portion ..............       12,132,607       12,883,763

OTHER LIABILITIES .................................           98,571           89,860

DEFERRED INCOME TAXES .............................               --          277,703


STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share --
      authorized 2,000,000 shares; none issued ....               --               --
    Common stock, par value $.01 per share --
      authorized 18,000,000 shares; issued and
      outstanding 5,072,255 shares ................           50,723           50,723
    Additional paid-in capital ....................       45,623,346       45,623,346
    Retained earnings .............................       13,398,901       13,160,499
                                                        ------------     ------------
        TOTAL STOCKHOLDERS' EQUITY ................       59,072,970       58,834,568


COMMITMENTS AND CONTINGENCIES
                                                        ------------     ------------
                                                        $104,998,138     $100,458,182
                                                        ============     ============

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30                            JUNE 30
                                                     1998              1997              1998             1997
                                                 ------------------------------------------------------------------
                                                                             (UNAUDITED)
SALES
  Non-affiliates ...........................     $ 46,559,557      $ 40,492,140      $ 83,588,330      $ 73,125,189
  Affiliates ...............................          534,038           643,747         1,010,213         1,222,172
                                                 ------------      ------------      ------------      ------------
                                                   47,093,595        41,135,887        84,598,543        74,347,361
COSTS AND EXPENSES
  Materials and cost of new tires ..........       30,523,044        27,794,924        55,199,367        51,055,134
  Salaries and wages .......................        7,841,059         6,616,617        14,851,600        12,826,237
  Depreciation and amortization ............        1,487,097         1,344,365         2,974,898         2,698,176
  Administrative and general ...............        5,741,396         5,044,289        10,648,173         9,967,176
                                                 ------------      ------------      ------------      ------------
                                                   45,592,596        40,800,195        83,674,038        76,546,723
                                                 ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS) ....................        1,500,999           335,692           924,505        (2,199,362)

OTHER INCOME
  Interest income ..........................           10,767            16,870            21,888            19,227
  Gain (loss) on asset sales ...............          346,073              (942)          368,798             2,606
  Other ....................................               --            91,298            51,139           125,661
                                                 ------------      ------------      ------------      ------------
                                                      356,840           107,226           441,825           147,494
OTHER EXPENSES
  Interest .................................          241,861           335,962           540,871           645,592
  Amortization of goodwill .................          115,497           115,497           230,994           230,994
  Amortization of noncompete agreements ....           65,313            65,313           130,625           130,625
                                                 ------------      ------------      ------------      ------------
                                                      422,671           516,772           902,490         1,007,211
                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE
INCOME TAXES ...............................        1,435,168           (73,854)          463,840        (3,059,079)

FEDERAL AND STATE INCOME TAXES
 (CREDIT)
  Current ..................................          860,740          (352,202)          564,775        (1,500,505)
  Deferred .................................         (291,440)          332,037          (339,337)          383,898
                                                 ------------      ------------      ------------      ------------
                                                      569,300           (20,165)          225,438        (1,116,607)
                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS) ..........................     $    865,868      $    (53,689)     $    238,402      $ (1,942,472)
                                                 ============      ============      ============      ============

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE .........................     $       0.17      $      (0.01)     $       0.05      $      (0.38)
                                                 ============      ============      ============      ============

CASH DIVIDENDS PAID
PER COMMON SHARE ...........................     $         --      $       0.04      $         --      $       0.08
                                                 ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
                                                                  1998             1997
                                                             ------------------------------
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss) ...................................     $    238,402      $ (1,942,472)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization ....................        2,974,898         2,698,176
      Amortization of goodwill .........................          230,994           230,994
      Amortization of noncompete agreements ............          130,625           130,625
      Provision for losses on accounts receivable ......          760,644         1,236,253
      Provision (credit) for deferred income taxes .....         (339,337)          383,898
      Gain on asset sales ..............................         (368,798)           (2,606)
      Changes in operating assets and liabilities:
        Receivables ....................................       (4,285,504)       (3,323,255)
        Inventories and prepaid expenses ...............         (581,935)          778,233
        Federal and state income taxes refundable ......        1,221,681        (1,559,424)
        Other assets ...................................          (84,532)         (247,994)
        Trade accounts payable, accrued expenses .......        3,739,928         4,007,460
       Due to/from affiliates ..........................          111,169          (379,581)
       Other liabilities ...............................            8,711             8,964
                                                             ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............        3,756,946         2,019,271

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
      less capitalized leases ..........................       (4,987,531)         (930,134)
   Proceeds from asset sales ...........................          493,450           429,979
   Acquisition .........................................       (1,275,759)               --
                                                             ------------      ------------
NET CASH USED BY INVESTING ACTIVITIES ..................       (5,769,840)         (500,155)

FINANCING ACTIVITIES
   Borrowings under revolving credit facility ..........       27,800,000        15,585,000
   Payments under revolving credit facility ............      (26,000,000)      (15,885,000)
   Principal payments on other long-term debt
      and capitalized lease obligations ................       (1,140,784)         (954,339)
   Dividends paid ......................................               --          (405,781)
   Net increase in cash overdrafts .....................        1,353,678           125,200
                                                             ------------      ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .......        2,012,894        (1,534,920)
                                                             ------------      ------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS .................................               --           (15,804)
   Cash and cash equivalents at beginning of period ....               --            15,804
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD .....................................     $         --      $         --
                                                             ============      ============

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998
--------------------------------------------------------------------------------


NOTE A -- ORGANIZATION

Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering. At June 30, 1998, ABC owned approximately 46% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE C -- INVENTORIES

                                                  JUNE 30        DECEMBER 31
                                                   1998            1997
                                                ---------------------------
New tires and finished retreaded tires ....     $22,576,680     $22,391,595
Materials and supplies ....................       5,137,384       4,934,451
                                                -----------     -----------

                                                $27,714,064     $27,326,046
                                                ===========     ===========

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- Continued
--------------------------------------------------------------------------------

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30                         JUNE 30
                                                      1998           1997             1998            1997
                                                  ------------------------------------------------------------
                                                                         (UNAUDITED)
NUMERATOR:
  Numerator for basic and diluted earnings
    per share - income (loss) available for
    common stockholders .....................     $   865,868     $   (53,689)     $   238,402     $(1,942,472)
                                                  ===========     ===========      ===========     ===========

DENOMINATOR:
  Denominator for basic earnings per share
    Weighted-average shares .................       5,072,255       5,072,255        5,072,255       5,072,255

  Effect of dilutive securities:
    Employee stock options ..................          33,958              --           30,823              --
                                                  -----------     -----------      -----------     -----------
  Dilutive potential common shares ..........          33,958              --           30,823              --
                                                  -----------     -----------      -----------     -----------

  Denominator for diluted earnings per share-
    adjusted weighted-average shares
    and assumed conversions .................       5,106,213       5,072,255        5,103,078       5,072,255
                                                  ===========     ===========      ===========     ===========

  Basic and diluted income (loss) per
    common share ............................     $      0.17     $     (0.01)     $      0.05     $     (0.38)
                                                  ===========     ===========      ===========     ===========

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

The Federal District Court ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. The arbitration

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- Continued
--------------------------------------------------------------------------------

hearing is scheduled to start September 21, 1998 and the Company cannot be certain as to the conclusion date of the hearing.

The Company will as a part of the arbitration process submit a substantial claim against Bandag. Due to the uncertainties inherent in the arbitration process, the Company has not recorded any claim recovery in the accompanying financial statements.

NOTE F -- LONG-TERM DEBT

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At June 30, 1998, the borrowing base was $30.5 million and the amount advanced under the Credit Agreement was $5.8 million. Credit Agreement advances bear interest at variable rates determined under the Credit Agreement. At June 30, 1998, the weighted average interest rate on advances under the Credit Agreement was 6.94%.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at June 30, 1998.

NOTE G - RECENT ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for the Company in 2000. The Company is evaluating the impact the Statement will have on its financial statements and disclosures.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification of components of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998, however this statement had no impact on the Company's financial statements since there are no items that are considered other comprehensive income.

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

On May 8, 1998, the Company acquired substantially all the assets of Commercial Tire Service, Inc., located in Augusta, Georgia. The Company will operate Augusta as a sales location.

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

The following table sets forth for the periods indicated a summary of sales by category:


                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                     JUNE 30                              JUNE 30
                      -------------------------------------------------------------------------
                                                     %                                     %
                          1998         1997      INCREASE      1998          1997      INCREASE
                      -------------------------------------------------------------------------
SALES
  Retread .......     $18,426,787   $16,808,174      9.6%   $33,930,676   $30,493,001    11.3%
  New Tires .....      23,668,267    20,619,720     14.8%    41,957,342    37,063,407    13.2%
                      -----------   -----------   ------    -----------   -----------    ----
  Service .......       4,998,541     3,707,993     34.8%     8,710,525     6,790,953    28.3%
                      $47,093,595   $41,135,887     14.5%   $84,598,543   $74,347,361    13.8%
                      ===========   ===========   ======    ===========   ===========    ====

The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30               JUNE 30
                                             1998     1997       1998       1997
                                            -------------------------------------
COSTS AND EXPENSES
 Materials and cost of new tires ....       64.8%     67.5%      65.2%      68.7%
 Salaries and wages .................       16.6      16.1       17.6       17.3
 Depreciation and amortization ......        3.2       3.3        3.5        3.6
 Administrative and general .........       12.2      12.3       12.6       13.4
                                            ----      ----       ----      -----
                                            96.8%     99.2%      98.9%     103.0%
                                            ====      ====       ====      ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

Three Months Ended June 30, 1998 as Compared to Three Months Ended June 30, 1997

Sales (including sales to affiliates) for the three months ended June 30, 1998 increased 14.5% to $47.1 million from $41.1 million for the three months ended June 30, 1997. Retread sales for the 1998 second quarter increased primarily due to the higher volume of units sold and an overall increase in the sales price per unit of approximately 1%. New tire sales for the 1998 second quarter were higher due to increased unit sales offset in part by a lower sales price per unit and an increase in national account sales. Treadco continues to experience a shortage of new tire availability with approximately 26,000 units on back order at June 30, 1998. Service revenues increased due to the Company's continued emphasis on its service operations. During the three months ended June 30, 1998, the Company sold approximately 183,000 retread truck tires, an increase of 8.2% from the three months ended June 30, 1997 and new tires sold increased 17.3% to 132,000 tires.

For the three months ended June 30, 1998, same store sales increased 13.2% and new store sales accounted for 1.3% of the increase from the 1997 second quarter. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented.
New store sales resulted from two new sales locations.

Operating costs and expenses as a percent of sales were 96.8% for the three months ended June 30, 1998 compared to 99.2% for the three months ended June 30, 1997. Materials and cost of new tires as a percent of sales decreased to 64.8% for the three months ended June 30, 1998 from 67.5% during the three months ended June 30, 1997, resulting primarily from lower new tire costs and improved retread production efficiency. Salaries and wages as a percent of sales increased to 16.6% for the three months ended June 30, 1998 from 16.1% for the three months ended June 30, 1997. The increase is due primarily to the implementation of a gross profit-based commission plan for salesmen effective January 1, 1998.

Interest expense for the three months ended June 30, 1998 was $242,000 compared to $336,000 for the three months ended June 30, 1997. The decrease resulted primarily from a reduction in debt outstanding.

The difference between the effective tax rate for the three months ended June 30, 1998 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

Six Months Ended June 30, 1998 as Compared to Six Months Ended June 30, 1997

Sales (including sales to affiliates) for the six months ended June 30, 1998 increased 13.8% to $84.6 million from $74.3 million for the six months ended June 30, 1997. Retread sales for the six months ended June 30, 1998 increased primarily due to the higher volume of units sold and an overall increase in the sales price per unit of approximately 1%. New tire sales for the six months ended June 30, 1998 were higher due to increased unit sales. Treadco continues to experience a shortage of new tire availability with approximately 26,000 units on back order at June 30, 1998. Service revenues increased due to the Company's continued emphasis on its service operations. During the six months ended June 30, 1998, the Company sold

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

approximately 337,000 retread truck tires, an increase of 10.0% from the six months ended June 30, 1997 and new tires sold increased 14.9% to 234,000 tires.

For the six months ended June 30, 1998, same store sales increased 12.9% and new store sales accounted for 0.9% of the increase from the six months ended June 30, 1997. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented. New store sales resulted from two new sales locations.

Operating costs and expenses as a percent of sales were 98.9% for the six months ended June 30, 1998 compared to 103.0% for the six months ended June 30, 1997. Materials and cost of new tires as a percent of sales decreased to 65.2% for the six months ended June 30, 1998 from 68.7% during the six months ended June 30, 1997, resulting primarily from lower new tire costs and improved retread production efficiency. Salaries and wages as a percent of sales increased to 17.6% for the six months ended June 30, 1998 from 17.3% for the six months ended June 30, 1997. The increase is due primarily to the implementation of a gross profit-based commission plan for salesmen effective January 1, 1998. Administrative and general expenses as a percent of sales decreased to 12.6% for the six months ended June 30, 1998 compared to 13.4% for the six months ended June 30, 1997, primarily due to lower bad debt expense resulting from improved accounts receivable collections.

Interest expense for the six months ended June 30, 1998 was $541,000 compared to $646,000 for the six months ended June 30, 1997. The decrease resulted primarily from a reduction in debt outstanding.

The difference between the effective tax rate for the six months ended June 30, 1998 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.75:1 at June 30, 1998 and 1.96:1 at December 31, 1997. Net cash provided by operating activities was $3.8 million for the six months ended June 30, 1998, compared to net cash provided of $2.0 million for the six months ended June 30, 1997. The increase is due primarily to the improvement in operating results.

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At June 30, 1998, the amount borrowed under the Credit Agreement was $5.8 million, and the amount available for additional borrowings was $14.2 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

YEAR 2000

Management of the Company has considered the impact of the Year 2000 on its business operations. The Company's data processing service provider undertook the Year 2000 conversion in 1996 and is at various stages of completion. The most significant project is the revision of the mainframe system. This project has completed the renovation phase and will be tested during 1998, with a planned completion date of December 31, 1998. The impact on the Company's financial condition and cash flows is expected to be immaterial for all years. The Company has not identified any significant risks or uncertainties associated with the Year 2000 rollover.

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

The Federal District Court ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The Company and Bandag are conducting discovery in preparation for the arbitration hearing. The arbitration hearing is scheduled to start September 21, 1998 and the Company cannot be certain as to the conclusion date of the hearing.

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

The Company's Annual Meeting of Shareholders was held on May 6, 1998.

The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of the vote on this proposal are as follows:


DIRECTORS                      FOR          WITHHELD    ABSTENTIONS
Robert A. Young, III        4,286,625        3,071         --
John H. Morris              4,286,625        3,071         --

The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal year 1998.

                               FOR          AGAINST    ABSTENTIONS
Ernst & Young LLP           4,286,646        2,082        968

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


                                   TREADCO, INC.
                                   (Registrant)


Date:  August 4, 1998              /s/ DAVID E. LOEFFLER
                                   ---------------------------------------------
                                   David E. Loeffler
                                   Vice President-Treasurer, Chief
                                   Financial Officer
                                   and Principal Accounting Officer

                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.

EXHIBIT
    NO.

   27   Financial Data Schedule