Form 10-Q
period 1998-09-30
TREADCO INC
filed 1998-11-12
CIK 876948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1998
                                                    ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
         ---------------------    ---------------------

Commission File Number      0-19390
                           --------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at October 31, 1998
-----------------------------                 --------------------------------
 Common Stock, $.01 par value                       5,072,255 shares

                                  TREADCO, INC.

                                      INDEX

                                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Balance Sheets --
                September 30, 1998 and December 31, 1997.............................................        3

                Statements of Operations --
                For the Three and Nine Months Ended September 30, 1998 and 1997......................        5

                Statements of Cash Flows --
                For the Nine Months Ended September 30, 1998 and 1997................................        6

                Notes to Financial Statements -- September 30, 1998 .................................        7

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................................       10


PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings ...................................................................       16

ITEM 2.         Changes in Securities ...............................................................       16

ITEM 3.         Defaults Upon Senior Securities .....................................................       16

ITEM 4.         Submission of Matters to a Vote of Security Holders .................................       17

ITEM 5.         Other Information ...................................................................       17

ITEM 6.         Exhibits and Reports on Form 8-K ....................................................       17


SIGNATURES ..........................................................................................       18


EXHIBIT INDEX ......................................................................................        19

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30         DECEMBER 31
                                                                                       1998                1997
                                                                                    --------------------------------
                                                                                     (UNAUDITED)           (NOTE)
ASSETS

CURRENT ASSETS
     Accounts receivable:
       Trade receivables, less allowances for
         doubtful accounts (1998 -- $1,403,140;
         1997 -- $1,719,389 ) ................................................     $  25,380,640      $  19,802,749
       Other (primarily national accounts
         and volume rebates) .................................................         7,425,635          5,734,366
     Due from affiliates .....................................................           118,307             90,305
     Inventories .............................................................        28,885,807         27,326,046
     Prepaid expenses ........................................................           271,944              3,175
     Federal and state income taxes refundable ...............................              --            1,221,681
     Deferred income taxes ...................................................         1,466,469          1,466,469
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS ................................................        63,548,802         55,644,791

PROPERTY, PLANT AND EQUIPMENT
     Land.....................................................................         4,542,996         4,000,877
     Structures ..............................................................        15,322,580         13,273,823
     Retreading and other equipment ..........................................        34,031,427         32,048,910
-------------------------------------------------------------------------------------------------------------------
                                                                                      53,897,003         49,323,610
     Less allowances for depreciation ........................................       (20,931,457)       (17,994,542)
-------------------------------------------------------------------------------------------------------------------
                                                                                      32,965,546         31,329,068

OTHER ASSETS
     Goodwill, less amortization
      (1998 -- $4,255,298; 1997 -- $3,908,806) ...............................        12,347,662         12,694,153
     Noncompete agreements, less amortization
      (1998 -- $ 0; 1997 -- $1,132,082) ......................................              --              174,167
     Deferred income taxes ...................................................            83,528               --
     Other ...................................................................         1,240,588            616,003
-------------------------------------------------------------------------------------------------------------------
                                                                                      13,671,778         13,484,323
-------------------------------------------------------------------------------------------------------------------

                                                                                   $ 110,186,126      $ 100,458,182
===================================================================================================================

TREADCO, INC.
BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------

                                                                              SEPTEMBER 30         DECEMBER 31
                                                                                  1998                1997
                                                                          -----------------------------------------
                                                                               (UNAUDITED)           (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft .................................................     $        645,100      $        125,148
     Trade accounts payable .........................................           22,920,434            17,144,202
     Due to affiliate ...............................................              707,850               731,711
     Accrued salaries, wages and other expenses .....................            8,773,447             8,066,536
     Federal and state income taxes..................................              182,594                     -
     Current portion of long-term debt ..............................            2,169,876             2,304,691
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES ..................................           35,399,301            28,372,288


LONG-TERM DEBT, less current portion ................................           14,958,063            12,883,763


OTHER LIABILITIES ...................................................              100,425                89,860


DEFERRED INCOME TAXES ...............................................                    -               277,703


STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued .....................                    -                     -
     Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding 5,072,255 shares .................................               50,723                50,723
     Additional paid-in capital .....................................           45,623,346            45,623,346
     Retained earnings ..............................................           14,054,268            13,160,499
-------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY .................................           59,728,337            58,834,568



COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------------------------------------------
                                                                          $    110,186,126      $    100,458,182
===================================================================================================================

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30                       SEPTEMBER 30
                                                         1998              1997             1998              1997
                                                    --------------------------------------------------------------------
                                                                                (UNAUDITED)
SALES
   Non-affiliates ................................  $   51,520,937   $    46,168,823   $  135,109,267   $   119,276,915
   Affiliates ....................................         615,614           600,215        1,625,827         1,839,484
------------------------------------------------------------------------------------------------------------------------
                                                        52,136,551        46,769,038      136,735,094       121,116,399
COSTS AND EXPENSES
   Materials and cost of new tires ...............      34,536,670        31,368,557       89,736,037        82,423,691
   Salaries and wages ............................       8,421,010         7,313,915       23,272,610        20,140,152
   Depreciation and amortization .................       1,638,399         1,447,887        4,613,297         4,146,063
   Administrative and general ....................       6,133,943         5,700,950       16,782,116        15,668,126
------------------------------------------------------------------------------------------------------------------------
                                                        50,730,022        45,831,309      134,404,060       122,378,032
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) ..........................       1,406,529           937,729        2,331,034        (1,261,633)

OTHER INCOME
   Interest income ...............................           8,254            12,179           30,142            31,406
   Gain on asset sales ...........................          61,298           243,148          430,096           245,754
   Other .........................................          79,555            31,246          130,694           156,907
------------------------------------------------------------------------------------------------------------------------
                                                           149,107           286,573          590,932           434,067
OTHER EXPENSES
   Interest ......................................         298,648           328,430          839,519           974,022
   Amortization of goodwill.......................         115,498           115,498          346,492           346,492
   Amortization of noncompete agreements .........          43,542            65,312          174,167           195,937
------------------------------------------------------------------------------------------------------------------------
                                                           457,688           509,240        1,360,178         1,516,451
------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE
   INCOME TAXES..................................        1,097,948           715,062        1,561,788        (2,344,017)

FEDERAL AND STATE INCOME TAXES
 (CREDIT)
   Current ......................................          464,475           413,426        1,029,250        (1,087,079)
   Deferred .....................................          (21,894)         (119,179)        (361,231)          264,719
------------------------------------------------------------------------------------------------------------------------
                                                           442,581           294,247          668,019          (822,360)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ...............................   $      655,367   $       420,815   $      893,769   $    (1,521,657)
========================================================================================================================

BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE..............................   $         0.13   $          0.08   $         0.18   $         (0.30)
========================================================================================================================

CASH DIVIDENDS PAID
========================================================================================================================
   PER COMMON SHARE ............................    $            -   $          0.04   $            -   $          0.12
========================================================================================================================

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                 1998                   1997
                                                                             -------------------------------------------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES
   Net income (loss) ..................................................      $      893,769        $  (1,521,657)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
      Depreciation and amortization ...................................           4,613,297            4,146,063
      Amortization of goodwill ........................................             346,492              346,492
      Amortization of noncompete agreements ...........................             174,167              195,937
      Provision for losses on accounts receivable .....................           1,141,380            1,920,463
      Provision (credit) for deferred income taxes ....................            (361,231)             264,719
      Gain on asset sales .............................................            (430,096)            (245,754)
      Changes in operating assets and liabilities:
         Receivables ..................................................          (7,785,254)          (7,924,763)
         Inventories and prepaid expenses .............................          (2,009,098)           1,837,405
         Federal and state income taxes refundable ....................           1,221,681              730,103
         Other assets .................................................              28,614               (1,819)
         Trade accounts payable, accrued expenses .....................           6,506,940            8,695,096
       Due to/from affiliates .........................................             (51,863)              27,387
       Other liabilities ..............................................              10,565               13,499
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................           4,299,363            8,483,171

INVESTING ACTIVITIES
   Purchases of plant facilities and other property
      and equipment, less notes payable ...............................          (7,517,184)          (1,677,354)
   Proceeds from asset sales ..........................................             579,250              799,876
------------------------------------------------------------------------------------------------------------------------
   Acquisition of assets ..............................................          (1,275,759)                   -
NET CASH USED BY INVESTING ACTIVITIES .................................          (8,213,693)            (877,478)

FINANCING ACTIVITIES
   Borrowings under revolving credit facility .........................          44,075,000           23,235,000
   Payments under revolving credit facility ...........................         (38,975,000)         (29,135,000)
   Principal payments on other long-term debt
      and capitalized lease obligations  ..............................          (1,705,622)          (1,530,497)
   Dividends paid .....................................................                   -             (608,671)
   Net increase in cash overdrafts ....................................             519,952              417,671
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.......................           3,914,330           (7,621,497)
------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS ................................................                   -              (15,804)
   Cash and cash equivalents at beginning of period ...................                   -               15,804
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ....................................................      $            -        $           -
========================================================================================================================

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


NOTE A -- ORGANIZATION

Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering. At September 30, 1998, ABC owned approximately 49% of the Company's outstanding shares.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE C -- INVENTORIES


                                                                 SEPTEMBER 30         DECEMBER 31
                                                                     1998                1997
--------------------------------------------------------------------------------------------------

New tires and finished retreaded tires ......................... $   23,504,601     $   22,391,595
Materials and supplies .........................................     5,381,206           4,934,451
--------------------------------------------------------------------------------------------------

                                                                 $   28,885,807     $   27,326,046
==================================================================================================

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- Continued
--------------------------------------------------------------------------------

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30                         SEPTEMBER 30
                                                         1998               1997               1998              1997
                                                    ------------------------------------------------------------------------
                                                                                  (UNAUDITED)
NUMERATOR:
   Numerator for basic and diluted earnings
     per share - income (loss) available for
     common stockholders ........................   $     655,367      $     420,815      $     893,769   $  (1,521,657)
============================================================================================================================

DENOMINATOR:
   Denominator for basic earnings per share
     Weighted-average shares.....................       5,072,255          5,072,255          5,072,255       5,072,255

   Effect of dilutive securities:
     Employee stock options......................          17,560             49,881             26,402               -
----------------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares..............          17,560             49,881             26,402               -
----------------------------------------------------------------------------------------------------------------------------

   Denominator for diluted earnings per share-
     adjusted weighted-average shares
     and assumed conversions.....................       5,089,815          5,122,136          5,098,657       5,072,255
============================================================================================================================

   Basic and diluted income (loss) per
     common share................................   $        0.13      $        0.08      $        0.18   $       (0.30)
============================================================================================================================


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

The Federal District Court ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The arbitration hearing began September 21, 1998 and the Company expects the hearing

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- Continued
--------------------------------------------------------------------------------

to be completed by the end of 1998. However, the timing of any ruling by the arbitrator can not be determined with certainty.

The Company will as a part of the arbitration process submit a substantial claim against Bandag. Due to the uncertainties inherent in the arbitration process, the Company has not recorded any claim recovery in the accompanying financial statements.

NOTE F -- LONG-TERM DEBT

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its inventory consisting of tire casings, new tires and finished retreads. At September 30, 1998, the borrowing base was $32.7 million and the amount advanced under the Credit Agreement was $9.1 million. Credit Agreement advances bear interest at variable rates determined under the Credit Agreement. At September 30, 1998, the weighted average interest rate on advances under the Credit Agreement was 6.86%.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at September 30, 1998.

NOTE G - RECENT ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for the Company on January 1, 2000. The Company is evaluating the impact the Statement will have on its financial statements and disclosures.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification of components of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998, however this statement had no impact on the Company's financial statements at that date since there are no items that are considered other comprehensive income.

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

The following table sets forth for the periods indicated a summary of sales by category:


                                         THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                            SEPTEMBER 30                                       SEPTEMBER 30
                              -----------------------------------------------------------------------------------------------
                                                                 %                                                 %
                                  1998            1997       INCREASE             1998            1997         INCREASE
-----------------------------------------------------------------------------------------------------------------------------
SALES
   Retread...............   $  19,714,287     $ 18,536,942     6.4%          $ 53,644,963   $ 49,029,943            9.4%
   New Tires.............      26,942,107       23,817,732    13.1%            68,899,449     60,881,139           13.2%
-----------------------------------------------------------------------------------------------------------------------------
   Service...............       5,480,157        4,414,364    24.1%            14,190,682     11,205,317           26.6%
                            $  52,136,551     $ 46,769,038    11.5%          $136,735,094   $121,116,399           12.9%
=============================================================================================================================


The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30                 SEPTEMBER 30
                                                               1998           1997          1998           1997
                                                            ---------------------------------------------------
COSTS AND EXPENSES
 Materials and cost of new tires ....................        66.2%          67.1%         65.6%          68.1%
 Salaries and wages .................................        16.2           15.6          17.0           16.6
 Depreciation and amortization ......................         3.1            3.1           3.4            3.4
 Administrative and general .........................        11.8           12.2          12.3           12.9
----------------------------------------------------------------------------------------------------------------
                                                             97.3%          98.0%         98.3%         101.0%
================================================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

Three Months Ended September 30, 1998 as Compared to Three Months Ended September 30, 1997

Sales (including sales to affiliates) for the three months ended September 30, 1998 increased 11.5% to $52.1 million from $46.8 million for the three months ended September 30, 1997. Retread sales for the 1998 third quarter increased primarily due to the higher volume of units sold and an overall increase in the sales price per unit of approximately 0.5%. The increase in the sales price is due primarily to the mix of tires sold. New tire sales for the 1998 third quarter were higher due to increased unit sales offset in part by a lower sales price per unit and an increase in national account sales. Treadco continues to experience a shortage of new tire availability with approximately 26,000 units on back order at September 30, 1998. Service revenues increased due to the Company's continued emphasis on its service operations. During the three months ended September 30, 1998, the Company sold approximately 195,000 retread truck tires, an increase of 5.8% from the three months ended September 30, 1997 and new tires sold increased 15.7% to 151,000 tires.

For the three months ended September 30, 1998, same store sales increased 9.3% and new store sales accounted for 2.2% of the increase from the 1997 third quarter. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented. New store sales resulted from two new sales locations.

Operating costs and expenses as a percent of sales were 97.3% for the three months ended September 30, 1998 compared to 98.0% for the three months ended September 30, 1997. Materials and cost of new tires as a percent of sales decreased primarily from lower new tire costs and improved casing costs and controls. Salaries and wages as a percent of sales increased due primarily to the implementation of a gross profit-based commission plan for salesmen effective January 1, 1998. Also during the 1998 third quarter, the Company experienced near-record heat in most of its operating territory. As a result, labor productivity was less than normal during the quarter. Administrative and general cost as a percent of sales decreased primarily due to lower bad debt expense resulting from improved accounts receivable collections.

Interest expense for the three months ended September 30, 1998 was $299,000 compared to $328,000 for the three months ended September 30, 1997. The decrease resulted primarily from a reduction in average debt outstanding.

The difference between the effective tax rate for the three months ended September 30, 1998 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

Nine Months Ended September 30, 1998 as Compared to Nine Months Ended September 30, 1997

Sales (including sales to affiliates) for the nine months ended September 30, 1998 increased 12.9% to $136.7 million from $121.1 million for the nine months ended September 30, 1997. Retread sales for the nine months ended September 30, 1998 increased primarily due to the higher volume of units sold and an overall increase in the sales price per unit of approximately 1%. New tire sales for the nine months ended September 30, 1998 were higher due to increased unit sales. Treadco continues to experience a shortage of new tire availability with approximately 26,000 units on back order at September 30, 1998. Service revenues increased due to the Company's continued emphasis on its service operations. During the nine months ended September 30, 1998, the Company sold approximately 532,000 retread truck tires, an increase of 8.4% from the nine months ended September 30, 1997 and new tires sold increased 15.2% to 386,000 tires.

For the nine months ended September 30, 1998, same store sales increased 11.5% and new store sales accounted for 1.4% of the increase from the nine months ended September 30, 1997. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented. New store sales resulted from two new sales locations.

Operating costs and expenses as a percent of sales were 98.3% for the nine months ended September 30, 1998 compared to 101.0% for the nine months ended September 30, 1997. Materials and cost of new tires as a percent of sales decreased primarily from lower new tire costs and improved casing costs and controls. Salaries and wages as a percent of sales increased primarily to the implementation of a gross profit-based commission plan for salesmen effective January 1, 1998. Administrative and general expenses as a percent of sales decreased primarily due to lower bad debt expense resulting from improved accounts receivable collections.

Interest expense for the nine months ended September 30, 1998 was $840,000 compared to $974,000 for the nine months ended September 30, 1997. The decrease resulted primarily from a reduction in average debt outstanding.

The difference between the effective tax rate for the nine months ended September 30, 1998 and the federal statutory rate resulted primarily from state income taxes and amortization of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.79:1 at September 30, 1998 and 1.96:1 at December 31, 1997. Net cash provided by operating activities was $4.3 million for the nine months ended September 30, 1998, compared to net cash provided of $8.5 million for the nine months ended September 30, 1997. The decrease is due primarily to an increase in inventory levels. Cash provided by operations, proceeds from asset sales of $579,000 and borrowings

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

were used to purchase plant facilities, trucks and other assets in the amount of $7.5 million during the nine months ended September 30, 1998.

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At September 30, 1998, the amount borrowed under the Credit Agreement was $9.1 million, and the amount available for additional borrowings was $10.9 million.

Management believes that, based upon the Company's current levels of operations, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations, including the capital expenditure program, and meet all scheduled debt service requirements.

YEAR 2000

The Year 2000 issue derives from computer programs being written using two digits rather than four to determine the applicable year. The Company recognizes that the approach of the Year 2000 brings a unique challenge to the ability of computer systems to recognize the date change from December 31, 1999, to January 1, 2000. As a result, the arrival of the Year 2000 could result in system failures or miscalculations, causing disruption of operations, including, among other things, a temporary inability to process transactions or to conduct other normal business activity.

Management of the Company began addressing the impact of the Year 2000 on its business operations and cash flows during 1996. The Company concluded that the Year 2000 would impact its internal information technology ("IT") and non-information technology systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment. Beginning in 1996, and continuing since that time, the Company has designated a group of personnel, who work primarily for the Company's data-processing affiliate, Data-Tronics Corp. to manage the conversion process for its own internal systems, including purchased software, and to coordinate the conversion process for supplier chain environment systems and effects. A discussion of the status of each of these areas follows:

Internal IT and Non-IT Systems

Year 2000 conversions within the Company's mainframe environment are in process. Mainframe environment conversions include the Company's hardware and operating systems, its customized applications, and its purchased software. The Company has completed the Year 2000 conversion of its hardware and operating systems within its mainframe environment. Year 2000 conversions for customized applications within the mainframe environment included renovation and regression testing of 1 million lines of code, which has been completed. The Company will retain certain purchased software systems and replace certain purchased software systems. Installation of Year 2000 compliant versions of retained systems software is in progress and is expected to be completed by December 31, 1998. The Company is

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

negotiating the replacement of certain purchased software packages for Year 2000 compliant software. Negotiations should be complete and the software replaced by March 31, 1999. The carrying value of software systems to be replaced for Year 2000 compliance is nominal.

Year 2000 conversions of the Company's desktop environment, which includes network hardware and operating systems software, as well as the networked PC hardware operating systems and applications inventory, are in process and should be completed by March 31, 1999.

The Company's embedded systems are those that are automated with embedded computerized microprocessor chips. The Company has completed its conversion of its general office embedded systems. The Company will be performing an inventory of embedded systems in its locations to determine necessary Year 2000 conversions. This inventory should be complete by December 31, 1998. The Company expects to complete all conversions of embedded systems by March 31, 1999.

External IT and Non-IT Systems

The Company is in the process of obtaining an inventory of critical exposure arising from the Company's suppliers. The Company's list of suppliers includes financial institutions, telecommunications providers, utility companies and insurance providers, as well as basic suppliers critical to the operations of the Company, such as new tire manufacturers and the Company's supplier of retread rubber. The Company has sent and is continuing to send questionnaires to suppliers considered to be significant to operations to determine their status with respect to Year 2000 issues. The Company is continually updating its list of critical exposures.

The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers which, in aggregate, are significant to the Company's operations and financial results. The Company is in the process of developing guidelines for surveying significant customers' readiness for Year 2000. The Company presently expects that the guidelines will be completed and customer contacts initiated by March 31, 1999. The information provided by significant customers with respect to their Year 2000 readiness will be considered in the development of the Company's contingency plan.

Year 2000 Costs

Personnel employed by the Company's data processing affiliate, Data-Tronics Corp., are performing Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $31,000. For the period of time since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses which are funded with internally-generated funds and the Company's revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for Year 2000 conversion represent 2% of the total 1999 forecasted data processing and programming costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

The Company estimates that costs to be incurred until the year 2000 will total approximately $42,000. The Company expects to continue to expend these costs in normal operations and to fund them by utilizing internally-generated funds and the Company's revolving credit facility.

Contingency Planning

The Company is in the process of developing an assessment of its most reasonably likely worst case Year 2000 scenario and its Year 2000 contingency plan. The responses the Company receives from suppliers regarding their Year 2000 readiness will play a critical role in these determinations. The Company currently plans to have made an assessment of its most reasonably likely worst case Year 2000 scenario by March 31, 1999. This and other relevant information will be utilized to develop the Company's contingency plan. It is presently expected that the contingency plan will be developed by June 30, 1999.

Like virtually all other public and private companies, the Company's day-to-day business is dependent on telecommunications services, banking services and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities or of any significant supplier that has disclosed that it will not be Year 2000 compliant by January 1, 2000. However, many of these entities are, like the Company, still involved in the process of attempting to become Year 2000 compliant. The Company plans to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to operations of the Company. However, it is likely that some critical suppliers will not give written assurance as to Year 2000 compliance because of concerns as to legal liability.

Even where written assurance is provided by critical suppliers and a contingency plan is developed by the Company to deal with possible non-compliance by other critical suppliers, the Year 2000 conversion process will continue to create risk to the Company which is outside the control of the Company. There can be no assurance that a major Year 2000 disruption will not occur in a critical supplier which will have an impact on the Company that could be material.

FORWARD LOOKING STATEMENTS

The foregoing management discussion contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; weather conditions; government regulations; the performance and needs of industries served by Treadco; actual future costs of operating expenses such as the price of oil; self-insurance claims and employee wages and benefits; the timing and amount of capital expenditures; and the timing and amount of capital expenditures and the accuracy of assessments and estimates relating to Year 2000 issues.

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

The Federal District Court ruled that under the terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag are to be decided by arbitration. The arbitration hearing began September 21, 1998 and the Company expects the hearing to be completed by the end of 1998. However, the timing of any ruling by the arbitrator can not be determined with certainty.

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

                                        TREADCO, INC.
                                        (Registrant)


Date:  November 10, 1998                /s/ David E. Loeffler
                                        ------------------------------------
                                        David E. Loeffler
                                        Vice President-Treasurer, Chief
                                         Financial Officer and Principal
                                         Accounting Officer

                                  EXHIBIT INDEX


  EXHIBIT
    NO.           DESCRIPTION

    27      Financial Data Schedule