Form 10-K405
period 1998-12-31
TREADCO INC
filed 1999-03-17
CIK 876948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Fiscal Year December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from _______________ to ________________

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

                             1101 South 21st Street
                           Fort Smith, Arkansas 72901
                                 (501) 784-6400
                      -------------------------------------
                        (Address, including zip code, and
             telephone number, including area code, of registrant's
                          principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1999 was $21,944,000.

The number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1999 was 5,072,255.

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                  TREADCO, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS


   ITEM                                                                                                          PAGE
  NUMBER                                                                                                        NUMBER

                                                      PART I

Item 1.         Business ...............................................................................           3
Item 2.         Properties .............................................................................           9
Item 3.         Legal Proceedings ......................................................................           9
Item 4.         Submission of Matters to a Vote of Security Holders ....................................           9


                                                      PART II

Item 5.         Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................................................          10
Item 6.         Selected Financial Data ................................................................          11
Item 7.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................................          12
Item 7A.        Market Risk ............................................................................          22
Item 8.         Financial Statements and Supplementary Data.............................................          21
Item 9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................          21


                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant......................................          22
Item 11.        Executive Compensation .................................................................          26
Item 12.        Security Ownership of Certain Beneficial Owners and Management .........................          29
Item 13.        Certain Relationships and Related Transactions .........................................          30


                                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................          32


Exhibit Index   ........................................................................................          59

                                     PART I

ITEM 1.     BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

Treadco, Inc. (the "Company") is the nation's largest independent truck tire retreader and the fourth largest commercial truck tire dealer. The Company has 56 locations in the United States located primarily in the south, southwest, lower midwest and west.

ORGANIZATION

The Company was organized in June 1991 as the successor to the truck tire retreading and new tire sales business conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering of 2,500,000 shares of common stock at $16 per share. At December 31, 1998, ABC owned approximately 49% of the Company's outstanding shares.

Arkansas Best Corporation Proposed Merger

On January 22, 1999, ABC announced that it had submitted a formal proposal to the Company's Board of Directors in which the outstanding shares of the Company's common stock not owned by ABC would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., the Company's largest independent stockholder, which beneficially owns 1,132,775 shares (or approximately 22%) of the common stock of the Company. On March 15, 1999, ABC and the Company signed a definitive merger agreement for the acquisition of all shares of the Company's stock not owned by ABC for $9.00 per share in cash via a tender offer, to commence within five business days after the signing of the merger agreement. The tender offer is subject to certain conditions including ABC owning two-thirds of the outstanding shares of the Company upon completion of the tender.

BACKGROUND

The Company was initially established in 1958 to retread truck tires for ABF Freight System, Inc. ("ABF"), another subsidiary of ABC, from a single location in Little Rock, Arkansas. In 1969, the Company embarked on an expansion program designed to market precured retreads to other trucking companies in the region. The Company opened its second production facility in 1969 in Fort Smith, Arkansas, its third in Pine Bluff, Arkansas in 1972 and since then has grown steadily to operate 23 production/sales facilities and 33 additional sales locations, primarily in the south, southwest, lower midwest and west.

--------------------------------------------------------------------------------

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

During the past five years, the Company has grown at a compound annual rate of 9.9%, consisting of growth in retread sales of 4.0%, new tire sales of 13.0% and service revenues of 27.9%. The Company expects to continue expanding its business consistent with its historic policy of capitalizing on growth opportunities while maintaining the same high quality of service to its customers.

During 1996, the Company converted all of its production facilities from a previous tread rubber and materials supplier to Oliver Rubber Company ("Oliver") as a supplier. The conversion was completed in phases throughout the first three quarters of 1996 with approximately one-third of its production facilities converted each quarter. (See "Narrative Discussion of Business - Supplier Relationships".)

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in the Company's financial statements for the year ended December 31, 1998, which is submitted as a separate section of this report.

(c)   NARRATIVE DISCUSSION OF BUSINESS

RETREADING PROCESSES

The Company uses the precure process to retread tires at its 23 production/sales facilities. The Company discontinued production using the mold cure process at its St. Louis facility in March 1998.

During the initial stage of the precure process, used tires, or casings, are delivered to a Company production facility where the casing is inspected for punctures, ruptures or other defects. The casing is inspected using two inspection methods to detect defects that are not visible to the human eye. If the casing passes these tests, it is deemed to be retreadable and is then inflated and the remaining tread is buffed off to assure a rounded, true running tire. The undertread remains intact, providing extra protection to underlying belts and plies.

Next a specific tread design is measured from strips of tread rubber, cut and applied to the casing. A flexible rubber envelope then seals each tire which is placed in a bonding chamber. Air pressure in the chamber creates uniform force, applying pressure on all points of the tire. The tread is bonded to the casing by using a combination of heat and air pressure to cure the encased tire in the bonding chamber.

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

--------------------------------------------------------------------------------

uses roughly one-third of the amount of oil that the manufacture of a new tire requires, retreads maintain a competitive price advantage in comparison to new tires, particularly when oil prices increase dramatically.

SUPPLIER RELATIONSHIPS

The Company, prior to 1996, operated primarily as a franchise of Bandag, Incorporated ("Bandag"), utilizing equipment and rubber products supplied by Bandag.

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

SALES AND MARKETING

The Company's sales and marketing strategy is based on its service strengths, its network of production and sales facilities and its strong regional reputation. The Company targets mid-sized companies that maintain their own in-house trucking operations, to which it offers (i) weekly service visits, (ii) full pickup, repair and delivery service, (iii) comprehensive tire retreading and (iv) new tire availability. In addition to excellent service, the Company offers broad geographical coverage across the South, Southwest, lower Midwest and West. This coverage is important for customers because they are able to establish uniform pricing, utilize national account billing processes of major new tire suppliers, and generally reduce the risk of price fluctuations. In addition, the Company offers customers a history of reliable service with sound financial and operating practices.

The Company markets its products through sales personnel located at each of its 23 production/sales facilities and 33 additional sales facilities. The Company's sales people make personal sales calls on existing customers, typically on the same day each week. They pick up casings to be retreaded and deliver retread and new tires, as well as call on specifically targeted potential new customers. The Company locates its plants in close proximity to interstate highways and operates mobile service trucks in order to provide ready accessibility and convenience to its customers, particularly fleet owners.

The trucking industry continuously faces rising costs on a number of different fronts, including government regulations on safety, maintenance and fuel economy. As a result, trucking companies continually seek ways of obtaining more mileage out of new tires and less expensive ways of replacing old tires. Retreading tires is significantly less expensive than buying new tires (about one-third of the cost) and generally last as long as new tires used in similar applications. Moreover, most tire casings can be retreaded one or two times. The Company's average retail charge for retreading a customer's casing is approximately $79, compared to an average retail selling price of approximately $227 for a new tire. The Company also sells retreads including casings not supplied

--------------------------------------------------------------------------------

by the customer, for approximately $164 per tire. The number of retread tires sold to customers supplying their own casings accounts for about 74% of the total retread tires sold, with the remainder representing sales of retreaded casings not supplied by the customer. Since tire expenses are a significant operating cost for the trucking industry, many truck fleet operators develop comprehensive periodic tire replacement and retread management programs, which the Company actively assists its customers in formulating. The Company markets its expertise to these operators as a retreader and new tire retailer that can fully service tire management programs.

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

The following table illustrates the growth of the Company's retread, new tire and service business:

--------------------------------------------------------------------------------

                                                           RETREAD         NEW TIRE           SERVICE           TOTAL
                                                          REVENUES         REVENUES           REVENUES         REVENUES
                                                          --------         --------           --------         --------
                                                                                    (IN MILLIONS)

1994    ..........................................        $  69.8          $  63.6            $   7.3         $   140.7
1995    ..........................................           69.2             68.8                9.9             147.9
1996    ..........................................           59.8             72.4               12.0             144.2
1997    ..........................................           65.3             81.0               15.0             161.3
1998    ..........................................           70.8             91.6               18.9             181.3

--------------------------------------------------------------------------------

None of the Company's customers represented more than 3% of the Company's sales for 1998. Affiliates of ABC accounted for approximately $2.2 million (1.2%) of sales in 1998 and has not accounted for more than 3% of the Company's revenues in any one of the last ten years.

In an effort to fully service its customers, the Company sells new truck tires manufactured by Bridgestone, Michelin, Dunlop, General, Kumho, and other manufacturers. The Company enjoys long-term relationships with its suppliers, having served as a Bridgestone dealer for 26 years and as a Michelin dealer for 22 years. According to Dunlop, the Company is their largest domestic truck tire dealer, and according to Bridgestone and Michelin, the Company is one of their largest domestic truck tire dealers. These relationships reflect stable, consistent working relationships which the Company believes provide it with reliable sources of new tires and enable the Company to price its new tires competitively.

COMPETITIVE FACTORS AND INDUSTRY CONDITIONS

According to Tire Retreading/Repair Journal (December 1998), the total truck tire retread production nationally in 1998 was approximately 17.7 million units. With its 673,000 retreads sold in 1998, the Company represented approximately 3.8% of the national market. Tire Retreading/Repair Journal also estimates that the new replacement truck tire market nationally in 1998 was approximately 13.2 million units. With its 515,000 new tires sold in 1998, the Company represented approximately 3.9% of the national market. During the last five years, the Company's relative market share of the

--------------------------------------------------------------------------------

national retread market in units has grown slightly from 3.5% to 3.8%, while its share of the national new replacement truck tire market has grown from 2.4% to 3.9%.

Historically, as a Bandag franchisee, the Company competed primarily against smaller independent dealers in a highly fragmented market. Following the termination of its Bandag franchise agreements in 1996, the Company experienced increased competition as Bandag granted additional franchises in some locations it served. The new competition led to increased pricing pressures in the marketplace. Also, as anticipated, Bandag targeted the Company's customers which resulted in the loss of a substantial amount of national account business in 1996. In addition, in many cases, business retained was at lower profit margins. The Company's ability to offer excellent service to its niche market customers, competitive pricing, central administration and purchasing for its production facilities, its ability to avoid interim warehousing costs, and its multiple facilities covering key regional trucking routes in its market all combine to appeal to fleet customers looking for cost-effective, broad geographical coverage and reliability of service and, in management's opinion, enable the Company to compete effectively.

In September 1997, Michelin Retreading Technologies Inc., an affiliate of Michelin North America, announced that it would enter the truck tire retreading business by offering franchises to selected Michelin tire dealers throughout North America. It is unknown what long-term impact Michelin's entry into the truck tire retreading business will have on the Company's existing markets.

During the fourth quarter of 1997, Bandag announced that it had acquired five of its franchisees. The Company competes directly in certain markets with some of these franchisees. It is unknown what long-term impact the acquisition of these franchisees by Bandag will have on these markets.

According to Tire Retreading/Repair Journal (December 1998), there were approximately 1,291 tire retreading production facilities nationwide (an estimated 1,120 produce truck retreads) and innumerable new tire dealers. No single dealer dominates the retread or new tire markets. While the Company is the largest independent truck tire retreader, and third largest overall, Goodyear is the largest single provider of retread services, which it offers through its dealers who also sell new Goodyear tires.

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

INSURANCE AND SAFETY

Generally, claims exposure for the Company consists of general and auto liability, property damage and bodily injury and workers' compensation. The Company is effectively self-insured for the first $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss. The Company maintains insurance adequate to cover losses in excess of such amounts. The

--------------------------------------------------------------------------------

Company has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates for its tire operations.

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

EMPLOYEES

At December 31, 1998, the Company had approximately 981 full-time employees: 274 in production; 244 in service positions; 172 in sales positions; 103 in warehouse and delivery positions; and 188 in managerial, office and administration. A total of 328 of such employees are salaried, while the remaining employees are paid on an hourly basis. The Company's management believes it enjoys a good relationship with its employees.

ITEM 2.       PROPERTIES

The Company currently owns 24 and leases 32 facilities. Twenty-three of these facilities include space for the Company's production operations, while remaining space is devoted to the Company's sales operations. The Company believes that it will be able to renew its existing leases as they expire or find suitable alternative locations, either of which may involve increased rental expense. The leases generally provide for a base rental, as well as charges for real estate taxes, insurance, common area maintenance and various other items. The Company also owns its headquarters facility.

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

On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees had violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from the Company. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, the Company's former officers J.J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring the Company's employees to work for Bandag or any of its franchisees, from diverting or soliciting the Company's customers to buy from Bandag franchisees other than the Company, and from disclosing or using any of the Company's confidential information. On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings, pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995. The Federal District Court ruled that under terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag were to be decided by arbitration. The arbitration hearing began September 21, 1998, and in December 1998, prior to the completion of the arbitration, the Company entered into a settlement with Bandag, and certain of Bandag's current and former employees. Under the settlement terms, the Company received a one-time payment of $9,995,000 in settlement of all the Company's claims. The settlement resulted in other income for the Company of $9,124,000. The settlement payment was used to reduce the Company's outstanding borrowings under its Revolving Credit Agreement.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "TRED." The following table sets forth the high and low sale prices of the Common Stock as reported by Nasdaq and the dividends declared during the periods indicated.

--------------------------------------------------------------------------------

                                                                                                               CASH
                                                                              HIGH             LOW            DIVIDEND
                                                                              ----             ---            --------

1998
   First Quarter ..............................................             $ 10.000         $ 7.000            $    -
   Second Quarter .............................................               10.125           7.625                 -
   Third Quarter ..............................................                9.375           5.875                 -
   Fourth Quarter .............................................                7.500           4.750                 -

1997
   First Quarter ..............................................              $10.500         $ 8.625            $  .04
   Second Quarter .............................................               10.500           8.125               .04
   Third Quarter ..............................................               12.750           9.375               .04
   Fourth Quarter .............................................               13.500           9.125                 -

--------------------------------------------------------------------------------

At March 10, 1999, there were 5,072,255 outstanding shares of the Company's common stock which were held by 171 stockholders of record.

The declaration, payment and amount of dividends are subject to the discretion of the Board of Directors. It is not expected that the Company will pay dividends prior to the proposed merger with ABC, described below.

Arkansas Best Corporation Proposed Merger

On January 22, 1999, ABC announced that it had submitted a formal proposal to the Company's Board of Directors in which the outstanding shares of the Company's common stock not owned by ABC would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., the Company's largest independent stockholder, which beneficially owns 1,132,775 shares (or approximately 22%) of the common stock of the Company. On March 15, 1999, ABC and the Company signed a definitive merger agreement for the acquisition of all shares of the Company's stock not owned by ABC for $9.00 per share in cash via a tender offer to commence within five business days after the signing of the merger agreement. The tender offer is subject to certain conditions including ABC owning two-thirds of the outstanding shares of the Company upon completion of the tender.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

--------------------------------------------------------------------------------

                                                                            YEAR ENDED DECEMBER 31
                                                     1998            1997            1996            1995            1994
                                                   ---------       ---------       ---------       ---------       ---------
                                                                       (THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF EARNINGS DATA:
   Revenues .................................      $ 181,293       $ 161,276       $ 144,154       $ 147,906       $ 140,678
   Costs and expenses .......................        178,801         163,785         149,337         142,920         129,162
   Operating income (loss) ..................          2,492          (2,509)         (5,183)          4,986          11,516
   Interest expense, net ....................         (1,086)         (1,213)           (873)           (461)           (236)
   Amortization expense .....................           (636)           (723)           (723)           (723)           (738)
   Settlement of litigation .................          9,124            --              --              --              --
   Other income .............................            579             567           1,427             300             232
   Income (loss) before income taxes ........         10,473          (3,878)         (5,352)          4,102          10,774
   Provision (credit) for income taxes ......          4,092          (1,374)         (2,093)          1,711           4,265
   Net income (loss) ........................      $   6,381       $  (2,504)      $  (3,259)      $   2,391       $   6,509

   Net income (loss) per share:
      Basic .................................      $    1.26       $    (.49)      $    (.64)      $     .47       $    1.29
      Diluted ...............................      $    1.25       $    (.49)      $    (.64)      $     .47       $    1.28
   Average shares outstanding:
      Basic .................................          5,072           5,072           5,072           5,072           5,055
      Diluted ...............................          5,092           5,072           5,072           5,074           5,066

   Cash dividends paid per share ............      $    --         $     .12       $     .16       $     .16       $     .16

BALANCE SHEET DATA:
   Working capital ..........................      $  23,673       $  27,273       $  34,043       $  44,878       $  37,364
   Total assets .............................        107,370         100,458         105,416          93,035          89,583
   Current portion of long-term debt ........          2,545           2,305           1,645             863             123
   Long-term debt (less current portion) ....          6,159          12,884          19,610          10,000           3,863
   Stockholders' equity .....................         65,216          58,835          61,948          66,018          64,438

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

Arkansas Best Corporation Proposed Merger

On January 22, 1999, ABC announced that it had submitted a formal proposal to the Company's Board of Directors in which the outstanding shares of the Company's common stock not owned by ABC would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., the Company's largest independent stockholder, which beneficially owns 1,132,775 shares (or approximately 22%) of the common stock of the Company. On March 15, 1999, ABC and the Company signed a definitive merger agreement for the acquisition of all shares of the Company's stock not owned by ABC for $9.00 per share in cash via a tender offer to commence within five business days after the signing of the merger agreement. The tender offer is subject to certain conditions including ABC owning two-thirds of the outstanding shares of the Company upon completion of the tender. ABC currently owns approximately 49% of the Company's shares.

Conversion to Oliver

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

In October 1995, the Company filed a lawsuit in Arkansas State Court, against Bandag and certain of its officers and employees arising out of the two companies' former franchise relationship. Subsequently, Bandag filed a Complaint to Compel Arbitration with the United States District Court, Western District of Arkansas, which was granted.

The arbitration hearing began in September 1998. In December 1998, prior to the conclusion of the arbitration, Bandag and the Company reached a settlement agreement. Under the agreement, Bandag paid the Company $9,995,000 in settlement of all the Company's claims. The settlement resulted in other income of $9,124,000.

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

The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, finance, legal, tax, cash management, human resources, and risk management activities. The Transition Services Agreement is effective indefinitely, unless terminated by either party on 90 days' notice. The agreement requires the Company to pay a service fee for these services based on the value and cost of services provided. Certain other expenses, primarily data processing and programming services, are charged to the Company based on their actual cost to ABC. The Company believes that charges under the Transition Services Agreement are indicative of what the costs would have been on a stand-alone basis.

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

                                                                                   YEAR ENDED DECEMBER 31
                                                                     1998                   1997                 1996
                                                                 -------------          -------------        -------------

SALES
     Retread ...........................................         $  70,832,211          $  65,325,556        $  59,762,514
     New tire...........................................            91,560,346             81,008,925           72,402,695
     Service............................................            18,900,651             14,941,730           11,988,918
                                                                 -------------          -------------        -------------
                                                                 $ 181,293,208          $ 161,276,211        $ 144,154,127
                                                                 =============          =============        =============


The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                                                                          YEAR ENDED DECEMBER 31
                                                                                     1998            1997           1996
                                                                                     ----            ----           ----

COSTS AND EXPENSES
     Materials and cost of new tires............................................     65.2%           68.1%           72.0%
     Salaries and wages.........................................................     17.6            17.1            16.1
     Depreciation and amortization..............................................      3.5             3.5             3.0
     Administrative and general.................................................     12.4            12.9            12.5
                                                                                     ----           -----           -----
                                                                                     98.6%          101.6%          103.6%
                                                                                     ====           =====           =====


Competitive Factors and Industry Conditions

During 1998 and the last half of 1997, there was a shortage of new tires relative to demand. According to published reports, new tire manufacturers are investing in plant expansion to increase capacity at their truck-tire production plants. While the increased capacity should alleviate new tire shortages, a decline in the demand for new tires could result in over-capacity in new tire manufacturing. If new tire prices were to decline as a result, there would likely be pressure on retread demand and pricing, which would adversely affect the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

In September 1997, Michelin Retreading Technologies Inc., an affiliate of Michelin North America, announced that it would enter the truck tire retreading business by offering franchises to selected Michelin tire dealers throughout North America. It is unknown what long-term impact Michelin's entry into the truck tire retreading business will have on the Company's existing markets.

During the fourth quarter of 1997, Bandag announced that it had acquired five of its franchisees. The Company competes directly in certain markets with some of these franchisees. It is unknown what long-term impact the acquisition of these franchisees by Bandag will have on these markets.

Other Events

On March 31, 1998, the Company and Bridgestone/Firestone, Inc. ("Bridgestone") signed an agreement whereby Bridgestone assumed operations of the Company's Oncor retreading facility located in Hazelwood, MO. The Company will continue to market the Oncor retread tires produced at this plant. The book value of the assets sold to Bridgestone in connection with the transaction was approximately equal to the related debt obligation to Bridgestone of $1.8 million which was extinguished by the transaction. Accordingly, no significant gain or loss was recognized by the Company on the transaction. The Company sold $4.8 million and $3.7 million of Oncor retreaded tires in 1998 and 1997, respectively.

1998 Compared to 1997

Sales (including sales to affiliates) for 1998 increased 12.4% to $181.3 million from $161.3 million for 1997. Sales from retreading for the year were $70.8 million, an 8.4% increase from $65.3 million during 1997. In 1998, retreaded truck tire units sold increased 8.1% to approximately 673,000 tires. The average sales price for retreads increased due primarily to a 3% price increase implemented on October 1, 1998. Sales of new tires for 1998 were $91.6 million, a 13.0% increase from $81.0 million during 1997. Although there was an industry-wide shortage of new tires in 1998, new tire units sold increased 15.8% to 515,000 tires (including 129,000 new tires sold to national account customers). The Company had approximately 32,000 units on back order at December 31, 1998. The average sales price of new tires sold decreased approximately 1.2% from 1997 due to the mix of new tires sold. Commissions on national account sales also increased by 17.1% while the commission per tire sold decreased by 2.8%. Service revenues for 1998 were $18.9 million, an increase of 26.5% from $15.0 million in 1997.

For 1998, "same store" sales increased 10.9% and "new store" sales accounted for 1.5% of the total increase from 1997. "Same store" sales include both production facilities and sales locations in existence for the entire years of 1998 and 1997. "New store" sales resulted from one new sales location in 1998 and one new sales location in 1997.

The decrease in materials and cost of new tires of 2.9% as a percent of sales resulted primarily from improved casing costs and inventory controls. Salaries and wages as a percent of sales increased 0.5% in 1998 when compared to the same period in 1997. This increase resulted primarily from the implementation of a gross profit-based commission plan for salesmen. Administrative and general expenses as a percent of sales decreased 0.5% in 1998 when compared to the same period in 1997, due to several factors, including improved collections of accounts receivable and the impact of increased sales on fixed overhead costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

The Company's ability to return to profitability levels achieved prior to 1995 is substantially dependent upon improved pricing and replacement of retread volume, which declined beginning in 1995 primarily due to national account business which was lost to competitors. Also, new business frequently has lower margins than established accounts due to increased competition in the Company's markets.

Interest expense (net of interest income) for 1998 was $1,086,000 compared to $1,213,000 for 1997. The decrease resulted primarily from a reduction in debt outstanding.

The difference between the effective tax rate for 1998 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill and other nondeductible expenses (see notes to the financial statements).

Deferred tax assets totaled $1,632,286 at December 31, 1998 while deferred tax liabilities totaled $126,343, resulting in net deferred tax assets of $1,505,943. The Company believes that such assets will be realized through reduction of future taxable income. Management has considered appropriate factors in assessing the probability of realizing these tax assets. These factors include the Company's historical profitability, the existence of substantial taxable income in 1998, the impact on 1997 and 1996 operating results of the conversion to Oliver and the substantial improvement in 1998 operating income compared to 1997. Management will continually evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any valuation allowance.

1997 Compared to 1996

Sales (including sales to affiliates) for 1997 increased 11.9% to $161.3 million from $144.2 million for 1996. Sales from retreading for the year were $65.3 million, a 9.3% increase from $59.8 million during 1996. In 1997, retreaded truck tire units sold increased 9.5% to approximately 622,000 tires. The average sales price for retreads decreased in 1997 as the Company faced new competition at many locations, which caused added pressure on selling prices. Sales of new tires for 1997 were $81.0 million, an 11.9% increase from $72.4 million during 1996. Although there was a lack of availability late in 1997, new tire units sold increased 11.5% to 445,000 tires (including 107,000 new tires sold to national account customers). The average sales price of new tires sold decreased approximately 2.5% from 1996. Commissions on national account sales increased by 9.1%. Service revenues for 1997 were $15.0 million, an increase of 24.6% from $12.0 million in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.66:1 at December 31, 1998, compared to 1.96:1 at December 31, 1997. Net cash provided by operating activities was $13.3 million for 1998 compared to net cash provided by operating activities of $10.0 million in 1997. Included in the 1998 cash provided by operating activities was a $10.0 million payment received by the Company from Bandag in settlement of litigation, and increases in cash due to improved operating results. These increases in cash provided by operations were offset by increases in inventories and prepaid expenses of $3.8 million and accounts receivable of $2.5 million.

The Company is a party to a revolving credit facility with Societe Generale (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its tire casings, new tires and finished retreads inventories. At December 31, 1998, the borrowing base was $30.6 million. The amount available under the Credit Agreement at December 31, 1998 was $18.8 million. The Credit Agreement expires in September 2001 unless renewed or extended.

The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at December 31, 1998.

The Company incurred approximately $10.3 million, $3.5 million and $19.9 million in total capital expenditures (net of cash proceeds from the sale of property, plant and equipment) in 1998, 1997, and 1996, respectively. Capital lease obligations and notes payable related to capital expenditures were $362,000, $2.3 million and $11.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 expenditures were used to acquire land and structures, service trucks and other equipment. The 1996 capital expenditures include the cost of replacing Bandag retreading equipment with Oliver equipment at 24 locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

In 1999, the Company anticipates spending approximately $6.2 million in total capital expenditures, net of proceeds from the sale of property, plant and equipment. The following table outlines the 1999 capital expenditures program:

--------------------------------------------------------------------------------
                      Capital Expenditures Program for 1999
                           Net of Proceeds from Sales
--------------------------------------------------------------------------------

Land and buildings ....................................................................................      $ 1,710,000
Trucks ................................................................................................        2,936,000
Recapping equipment....................................................................................        1,000,000
Miscellaneous equipment................................................................................          600,000
                                                                                                             -----------
                                                                                                             $ 6,246,000
                                                                                                             ===========

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

Internal IT and Non-IT Systems

Year 2000 conversions within the mainframe environment are in process. Mainframe environment conversions include the hardware and operating systems, customized applications, and purchased software. The Company has completed the Year 2000 conversion of its hardware and operating systems within its mainframe environment. Year 2000 conversions for customized applications within the mainframe environment included renovation and regression testing of 1 million lines of code, which has been completed. The Company will retain certain purchased software systems and replace certain purchased software systems. Installation of Year 2000 compliant versions of retained systems software was completed by December 31, 1998. The Company is negotiating the replacement of certain purchased software packages for Year 2000 compliant software.

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

The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers which, in the aggregate, are significant to the Company's operations and financial results. The Company is in the process of developing guidelines for surveying significant customers' readiness for Year 2000. The Company presently expects that the guidelines will be completed and customer contacts initiated by March 31, 1999. The information provided by significant customers with respect to their Year 2000 readiness will be considered in the development of the Company's contingency plan.

Year 2000 Costs

Personnel employed by the Company's data processing affiliate, Data-Tronics Corp., are performing Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $40,000. For the period of time since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses which are funded with internally-generated funds and the Company's revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for Year 2000 conversion represent 2% of the total 1999 forecasted data processing and programming costs.

The Company estimates that costs to be incurred from December 31, 1998 until the Year 2000 will total approximately $42,000. The Company expects to continue to expend these costs in normal operations and to fund them by utilizing internally-generated funds and the Company's revolving credit facility.

It is management's conclusion that there have been no significant projects deferred as a result of Year 2000 efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

Contingency Planning

The Company is in the process of developing an assessment of its most reasonably likely worst case Year 2000 scenario and its Year 2000 contingency plan. The responses the Company receives from suppliers and customers regarding their Year 2000 readiness will play a critical role in these determinations. The Company currently plans to have made an assessment of its most reasonably likely worst case Year 2000 scenario by March 31, 1999. This and other relevant information will be utilized to develop the Company's contingency plan. It is presently expected that the contingency plan will be developed by June 30, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification of components of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998. For 1998, this statement had no impact on the Company's financial statements since there are no items of other comprehensive income.

Segment Reporting: In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement provided new requirements for reporting of segment information in annual financial statements and also mandated reporting selected segment information in interim financial reports to shareholders. The Statement superseded FASB Statement No. 14 on segments. Management of the Company evaluated the requirements of Statement No. 131 and concluded that the Company operates in one business segment. Accordingly, this statement had no impact on the Company's financial statements.

Pensions and Other Postretirement Benefits: In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revises employers' disclosures about pensions and other postretirement plans without changing the measurement or recognition of those plans. The Company adopted FASB Statement No. 132 in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

Accounting for the Costs of Computer Software: In March 1998, the Accounting Standards Executive Committee of the American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer costs incurred during the "application development stage" are required to be capitalized and amortized to income over the software's estimated useful life. The SOP will be effective for the Company on January 1, 1999. The SOP will result in capitalization of costs related to internal computer software development. All such costs are currently expensed. The amount of costs capitalized within any period will be dependent on the nature of software development activities and projects in that period.

Accounting for the Costs of Start-Up Activities: In April 1998, the Accounting Standards Executive Committee of the American Institute of CPA's ("AcSEC") issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Under the SOP, certain costs associated with start-up activities are required to be expensed as incurred. The SOP will be effective for the Company on January 1, 1999. The Company has historically expensed start-up costs. Accordingly, the Company does not anticipate the adoption of this SOP to have a material impact on the Company's financial statements.

Derivative Instruments and Hedging Activities: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Statement is effective for the Company in 2000. The Company is evaluating the impact the Statement will have on its financial statements and related disclosures.

FORWARD LOOKING STATEMENTS

The foregoing management discussion contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; weather conditions; government regulations; the performance and needs of industries served by Treadco; actual future costs of operating expenses such as the price of oil; self-insurance claims and employee wages and benefits; the timing and amount of capital expenditures; and the accuracy of assessments and estimates relating to Year 2000 issues.

ITEM 7A.      MARKET RISK

The Company has no material market risk exposure for the periods ended December 31, 1998 or 1997.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board is divided into three classes of directorships, with directors in each class serving staggered three-year terms. At each annual meeting of stockholders, the terms of directors in one of the three classes expire. At that annual meeting of stockholders, directors are elected in a class to succeed the directors whose terms expire, the terms of the directors so elected to expire at the third annual meeting of stockholders thereafter. Pursuant to the Company's Certificate of Incorporation, the Board has fixed the number of directorships at six.

DIRECTORS OF THE COMPANY

The following information relates to the members of the Company's Board of Directors.

------------------------------------------------------------------------------------------------------------------------------
NAME                                      AGE         BUSINESS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------

CLASS I -- TERM EXPIRES MAY 2001

Robert A. Young III...................    58       Mr. Young has been Chairman of the Board of Directors of the Company since it was formed in June 1991. Mr. Young served as the Company's Chief
                                                   Executive Officer from June 1991 through October 1995. Mr. Young has been
                                                   Chief Executive Officer of Arkansas Best Corporation ("ABC") since August
                                                   1988, President since 1973 and was Chief Operating Officer of ABC from
                                                   1973 to 1988. Mr. Young has been a Director of ABC since 1970. Mr. Young also is a Director of Mosler, Inc.



John H. Morris........................    55       Mr. Morris has been a Director of the Company since it was formed in June
                                                   1991, and a Director of ABC since July 1988. Mr. Morris currently serves as Co-chairman of Stonecreek Capital. Mr. Morris is a Director of
                                                   Outsourcing Services Group and a Director of Steelhorse Holdings, Inc. Mr.
                                                   Morris served as a Managing Director of Kelso & Company, Inc. ("Kelso")
                                                   from March 1989 to March 1992, was a General Partner from 1987 to March
                                                   1989, and prior to 1987 was a Vice President. Prior to 1985, Mr. Morris
                                                   was President of LBO Capital Corp. In February 1997, Merchant's
                                                   Transportation & Logistics Company, and its subsidiaries, filed petitions under Chapter 11 of the federal bankruptcy laws. Mr. Morris served as a
                                                   Director of such entities through January 1997 and briefly served as the
                                                   President of such entities for about a two-week period in November 1995 before these entities became operating companies.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- Continued
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
NAME                                      AGE         BUSINESS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------

CLASS II -- TERM EXPIRES MAY 1999

John R. Meyers........................    51       Mr. Meyers was appointed the Company's President-Chief Executive Officer in October 1995. Mr. Meyers served as Treasurer of the Company from June
                                                   1991 through October 1995. From 1979 through 1995 Mr. Meyers served as
                                                   Vice President-Treasurer of Arkansas Best Corporation.

Nicolas M. Georgitsis.................    63       Mr. Georgitsis has been a Director of the Company since it was formed in
                                                   June 1991. Mr. Georgitsis has been an independent consultant since January
                                                   1991. From February 1986 to January 1991, Mr. Georgitsis was Senior Vice
                                                   President of American Standard Inc. in charge of Transportation Products.
                                                   Mr. Georgitsis is a Director of Mosler, Inc., and member of the Operating
                                                   Board of Trust Company of the West (Latin America Fund).

CLASS III -- TERM EXPIRES MAY 2000

William A. Marquard ..................    79       Mr. Marquard has been a Director of the Company since it was formed in
                                                   June 1991. Mr. Marquard has been Chairman of the Board and a Director of
                                                   ABC since November 1988. In April 1992, Mr. Marquard was elected as a
                                                   Director and Vice Chairman of the Board of Kelso. From 1971 to 1983, Mr.
                                                   Marquard was President and Chief Executive Officer of American Standard
                                                   Inc. and from 1979 to 1985, he was Chairman of the Board of American
                                                   Standard Inc. Mr. Marquard resumed his position as Chairman of the Board of American Standard Inc. in February 1989 until March 31, 1992, when he was named Chairman Emeritus. Mr. Marquard also became Chairman of the
                                                   Board of ASI Holding Corporation in February 1989 until March 31, 1992, when he was named Chairman Emeritus. Mr. Marquard is a Director of Mosler,
                                                   Inc., Earle M. Jorgensen Co., and EarthShell Container Corporation.

Robert B. Gilbert.....................    74       Mr. Gilbert has been a Director of the Company since December 1991. From
                                                   April 1985 to February 1991, Mr. Gilbert was President and Chief Executive
                                                   Officer of Rheem Manufacturing Co. Since his February 1991 retirement, Mr.
                                                   Gilbert has been an independent consultant.

BOARD OF DIRECTORS AND COMMITTEES

The business of the Company is managed under the direction of the Board of Directors. The Board meets on a regularly scheduled basis four times a year to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when Board action is required between scheduled meetings. The Board met four times during 1998. During 1998, each member of the Board participated in at least 75% of all Board and applicable committee meetings held during the period for which he was a Director.

The Board has established Audit, Executive Compensation and Development, and Stock Option committees to assist it in the discharge of its responsibilities. The functions of those committees, their current members and the number of meetings held during 1998 are described below. The Board does not have a committee for nomination of directors. The Board nominates candidates for director.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- Continued
--------------------------------------------------------------------------------

Audit Committee. The Audit Committee recommends to the Board the appointment of the firm selected to be independent public accountants for the Company and monitors the performance of such firm; reviews and approves the scope of the annual audit and quarterly reviews and evaluates with the independent public accountants the Company's annual audit and annual consolidated financial statements; reviews with management the status of internal accounting controls; and evaluates problem areas having a potential financial impact on the Company which may be brought to its attention by management, the independent public accountants or the Board. Messrs. Gilbert and Georgitsis currently are members of the Audit Committee. The Audit Committee met two times during 1998.

Executive Compensation and Development Committee. The Executive Compensation and Development Committee is responsible for reviewing executive management's performance and for determining appropriate compensation. Messrs. Marquard, Georgitsis and Gilbert currently are members of the Executive Compensation and Development Committee. The Executive Compensation and Development Committee met two times in 1998.

Stock Option Committee. The Stock Option Committee administers the Company's Incentive Stock Option Plan. The Stock Option Committee has the power to determine from time to time the individuals to whom options shall be granted, the number of shares granted, and the time or times at which options shall be granted. Messrs. Georgitsis and Gilbert currently are members of the Stock Option Committee. The Stock Option Committee met once during 1998.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- Continued
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the name, age, principal occupation and business experience during the last five years of each of the current executive officers of the Company. The executive officers serve at the pleasure of the Board. For information regarding ownership of the Common Stock by the executive officers of the Company, see "PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP." There are no family relationships among directors and executive officers of the Company.

------------------------------------------------------------------------------------------------------------------------------
               NAME                   AGE                                  BUSINESS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------

John R. Meyers ................       51    See previous description.
President -
Chief Executive Officer

Daniel V. Evans................       51    Mr. Evans has served as Executive Vice President-Chief Operating Officer since
Executive Vice President -                  October 1995, and served as Vice President-Administration of the Company from June
Chief Operating Officer                     1991 through October 1995. Mr. Evans served as Vice President-Administration of
                                            ABC-Treadco, Inc. from 1989 to 1991, and served as Director of Administration from
                                            1977 to 1989.

David E. Loeffler..............       52    Mr. Loeffler was appointed Vice President - Chief Financial Officer and Treasurer
Vice President -                            of the Company and Arkansas Best Corporation ("ABC") in April, 1997. From December
Chief Financial Officer                     1995 to April 1997, he was Vice President-Treasurer of ABC. From 1992 to 1995, Mr.
 and Treasurer                              Loeffler was a private investor and in investment management. From 1983 to 1992 he was Senior Vice President - Finance and Administration and Chief Financial Officer
                                            for Yellow Freight System, Inc.

Richard F. Cooper..............       47    Mr. Cooper has served as Secretary of the Company since it was formed in June 1991.
Secretary                                   Mr. Cooper has been Vice President-Administration since 1995, Vice President-Risk
                                            Management from 1991 to 1995, Secretary since 1987, and Vice President-General
                                            Counsel since 1986 for Arkansas Best Corporation.

J. Lavon Morton ...............       48    Mr. Morton was appointed Vice President-Financial Reporting of the Company and of
Vice President -                            Arkansas Best Corporation ("ABC") in May 1997. Mr. Morton joined ABC as Assistant
Financial Reporting                         Treasurer in December 1996. From October 1984 until November 1996, Mr. Morton was a
                                            Partner in Ernst & Young LLP. From 1972 until 1984, Mr. Morton was employed by
                                            Ernst & Young LLP. Mr. Morton is a Certified Public Accountant.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- Continued
--------------------------------------------------------------------------------

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities are required to file, under the Securities Exchange Act of 1934, reports of ownership and changes of ownership with the Securities and Exchange Commission.

Based solely on information provided to the Company, the Company believes that during the preceding year its executive officers, directors, and 10% stockholders have complied with all applicable filing requirements.


ITEM 11.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and the Company's other executive officer who earned in excess of $100,000, based on salary and bonus earned during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                          --------------------------------
                                          ANNUAL COMPENSATION                     AWARDS           PAYOUTS
                                ---------------------------------------   ----------------------   -------
             (a)                  (b)    (c)        (d)         (e)           (f)        (g)         (h)          (i)
------------------------------  ----   --------   -------- ------------   ----------  ----------   -------    ------------
                                                                                      SECURITIES
             NAME                                              OTHER      RESTRICTED  UNDERLYING
             AND                                              ANNUAL         STOCK     OPTIONS/      LTIP      ALL OTHER
          PRINCIPAL                     SALARY     BONUS   COMPENSATION    AWARD(S)      SARS      PAYOUTS    COMPENSATION
           POSITION             YEAR     ($)       ($)(1)       ($)         ($)(2)      (#)(3)       ($)         ($)(4)
------------------------------  ----   --------   -------- ------------   ----------  ----------   -------    ------------

John R. Meyers ...............  1998   $220,000   $ 82,175      $ --       $ 5,771      15,000       $ --        $4,003
President-Chief                 1997   $200,000         --        --            --          --         --         2,000
Executive Officer               1996   $200,000         --        --            --      30,000         --         2,004

Daniel V. Evans...............  1998   $165,000   $ 41,450      $ --       $ 2,889       5,000       $ --        $3,025
Executive Vice President-       1997   $150,000         --        --            --          --         --         1,625
Chief Operating Officer         1996   $150,000         --        --            --      35,000         --         2,740


(1) Reflects bonus earned during the fiscal year. Bonuses are normally paid during the next fiscal year.

(2) Reflects value of performance units awarded, based on Company's Common Stock trading price of $6.75 per share on December 31, 1998.

(3) Lists options to acquire shares of the Company's Common Stock. Includes 15,000 options for Mr. Evans repriced on October 24, 1996 to $10 per option. The options were originally priced at $11.25 to $15.75.

(4)   "All Other Compensation" includes the following for Messrs. Meyers and
      Evans: (i) Company matching of contributions to the Company's Employees Investment Plan of $4,033 and $3,025 for each named executive, respectively.

--------------------------------------------------------------------------------

OPTION GRANTS DURING 1998 FISCAL YEAR

The following table provides information related to options granted to the named executive officers during 1998.

                            OPTIONS/SAR GRANTS TABLE

                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                    ANNUAL RATE OF STOCK
                                                                                                    PRICE APPRECIATION
                                  INDIVIDUAL GRANTS                                                  FOR OPTION TERM (1)
----                        ------------------------------       -------------------------       -----------------------
(a)                             (b)                (c)              (d)             (e)            (f)             (g)
                              NUMBER OF
                             SECURITIES        % OF TOTAL
                             UNDERLYING       OPTIONS/SARS       EXERCISE
                            OPTIONS/SARS       GRANTED TO         OR BASE
                               GRANTED        EMPLOYEES IN         PRICE        EXPIRATION
NAME                        (#)(2)(3)(4)       FISCAL YEAR       ($/SH)(5)         DATE           5%($)          10%($)
----                        ------------      ------------       ---------      ----------       -------        --------

John R. Meyers                 15,000             75.0%           $8.000          01/26/08       $63,750        $161,400
Daniel V. Evans                 5,000             25.0%            8.000          01/26/08        21,250          53,800

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to five years.

(2) Options granted in 1998 are exercisable starting 12 months after the grant date, with 20% of the shares covered thereby becoming exercisable at that time and with an additional 20% of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date.

(3) The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(4) In the event of a change in control, the Stock Option Plan permits the Committee to accelerate vesting and to enable an employee to "put" the excess of the fair market value over the exercise price of the options to the Company.

(5) The Stock Option Plan permits the exercise of options by delivery of shares of Common Stock owned by the optionee in lieu of or in addition to cash or by financing made available by the Company.

OPTIONS/SAR EXERCISES AND HOLDINGS

The following table provides information related to options exercised by the named executive officers during the 1998 fiscal year and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                            SHARES                           NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                           ACQUIRED          VALUE      UNDERLYING UNEXERCISED OPTIONS/       IN-THE-MONEY OPTIONS/SARS
                          ON EXERCISE      REALIZED       SARS AT FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)(1)
NAME                          (#)             ($)      EXERCISABLE        UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                      -----------      --------    -----------        -------------     -----------    -------------

John R. Meyers                --                         12,000               33,000            $  --            $  --
Daniel V. Evans                               --         23,000               17,000               --               --

(1) The closing price for the Company's Common Stock as reported by the Nasdaq Stock Market on December 31, 1998 was $6.75. Value is calculated on the basis of the difference between the option exercise price and $6.75 multiplied by the number of shares of Common Stock underlying the option.

--------------------------------------------------------------------------------

RETIREMENT AND SAVINGS PLANS

The Company maintains a retirement plan that generally provides fixed benefits payable in lump sum form upon retirement at age 65. Benefits also may be paid in the form of an annuity at the participant's election. Credited years of service for each of the individuals named in the "EXECUTIVE COMPENSATION - SUMMARY COMPENSATION TABLE" are: Mr. Meyers, 3 years; Mr. Evans, 27 years. Benefits are based upon a participant's number of years of service with the Company and on a participant's average total earnings (exclusive of extraordinary remuneration and expense allowances and subject to the annual Code limitation after 1993 of $150,000 as adjusted to reflect cost of living increases) during any five consecutive calendar years during the participant's employment with the Company since 1980, which will give the participant the highest average annual earnings.

The following table illustrates the total estimated lump sum benefit payable from the retirement plan upon retirement at age 65 to persons in the specified compensation and years-of-service classifications. Benefits listed in the table are not subject to deductions for Social Security or other offset amounts. Participants also are entitled to receive income from employee contributions, if any, plus 7 1/2% interest in addition to the amounts shown.

                               PENSION PLAN TABLE

--------------------------------------------------------------------------------

      HIGHEST
     FIVE YEAR
      AVERAGE                                                               YEARS OF SERVICE
   COMPENSATION                                    15              20              25              30              35
   ------------                                ----------    ------------     -----------     -----------     -----------

   $   125,000   ..........................   $  159,375    $    212,500     $   265,625     $   318,750     $   371,875
       150,000   ..........................      191,250         255,000         318,750         382,500         446,250
       175,000   ..........................      204,000         272,000         340,000         408,000         476,000
       200,000   ..........................      204,000         272,000         340,000         408,000         476,000
       225,000   ..........................      204,000         272,000         340,000         408,000         476,000
       250,000   ..........................      204,000         272,000         340,000         408,000         476,000
       300,000   ..........................      204,000         272,000         340,000         408,000         476,000

--------------------------------------------------------------------------------

The Company has agreed to provide reimbursement for otherwise unreimbursed medical expenses to Mr. Meyers and Mr. Evans. These benefits are presently covered by an insurance program and commence upon the employee's retirement at age 60 or older from the Company and continue for the life of the employee (and spouse or other eligible dependents).

COMPENSATION OF DIRECTORS

Messrs. Young and Meyers receive no compensation for services as a Director or committee member. Non-employee directors receive a $25,000 annual retainer, $1,000 for each Board meeting attended, and $500 for each committee meeting attended, if the committee meeting is held other than in conjunction with a Board meeting.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CHANGE-IN-CONTROL ARRANGEMENTS

Pursuant to the Company's 1995 Performance Award Program, the Company has entered into Unit Award Agreements with Mr. Meyers and Mr. Evans. The Agreements provide that upon a change in control of ownership of the Company, as defined in the Agreements, all unvested units immediately

--------------------------------------------------------------------------------

vest with unit award payments to be made to the recipient at the expiration of the award period, unless the Stock Option Committee determines to purchase the units at the date of the change in control or take other action to maintain and protect the rights of the recipient.

The Company's Stock Option Agreements with Messrs. Meyers and Evans provide that in the event of a change in control of ownership of the Company, as defined in the Agreement, all unvested options immediately vest.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock as of March 10, 1999, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers as a group.

                                                                                        SHARES              PERCENTAGE
                                                                                     BENEFICIALLY            OF SHARES
                                                                                         OWNED              OUTSTANDING
                                                                                     ------------           -----------
(i)  NAME / ADDRESS

Arkansas Best Corporation ("ABC") (1)(4)(7).....................................       2,497,200                  48.0%
3801 Old Greenwood Road
Fort Smith, AR 72903

Shapiro Capital Management Co., Inc. (2)(7).....................................       1,132,775                  21.77%
3060 Peachtree Road
Atlanta, GA  30305

Franklin Resources, Inc.........................................................         329,000                   6.32%
777 Mariners Island Blvd, 6th Floor
San Mateo, CA 94404

Dimensional Fund Advisors Inc. (3)..............................................         309,092                   5.94%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

(ii)  NAME                                               POSITION

William A. Marquard (5) .................      Director                                   27,000                   *
Robert A. Young III (4)(5)...............      Director                                2,517,200                  48.4%
John H. Morris (5).......................      Director                                   17,000                   *
Robert B. Gilbert (5)....................      Director                                   18,000                   *
Nicolas M. Georgitsis (5)................      Director                                   22,000                   *
John R. Meyers (5).......................      Director/President/CEO                     25,500                   *
Daniel V. Evans (5) .....................      Executive Vice President/COO               30,279                   *

(iii)  All Directors and Executive Officers as a Group (10 total) .............        2,657,979                  51.1%

------------------

*Less than 1%

    (1) ABC's shares of the Company are subject to a pledge of assets to Societe Generale, Southwest Agency, as Agent, under ABC's Credit Agreement. Such arrangement, in the event of an uncured event of default under ABC's Credit Agreement, could result at a subsequent date in a change of control of the Company. ABC is not currently in default under its Credit Agreement and does not expect such a default to occur.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              -- Continued
--------------------------------------------------------------------------------

    (2) According to the most recent Schedule 13G it has provided to the Company, Shapiro Capital Management Co., Inc. is an investment adviser registered under the Investment Advisers Act of 1940. Shapiro Capital Management Co., Inc. has the following voting and investment powers with respect to such shares: (a) sole voting power, 1,132,775; (b) shared voting power, not applicable; (c) sole investment power, 1,132,775; (d) shared investment power, not applicable.

    (3) According to the most recent Schedule 13G it has provided to the Company, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 309,092 shares of Company Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

    (4) Mr. Young directly owns 10,000 shares of Company Common Stock. Mr. Young beneficially owns 2,216,908 shares, or 11.3%, of ABC's voting common stock. Under federal securities law since Mr. Young is deemed to be a controlling person of ABC, Mr. Young may be deemed to beneficially own all 2,497,200 shares of Company Common Stock owned by ABC, which shares are included as beneficially owned by him. Mr. Young's business address is 3801 Old Greenwood Road, Fort Smith, AR 72903.

    (5) Includes stock option shares of Common Stock which are vested and will vest within 60 days of the record date as follows: Messrs. Marquard, 17,000 vested shares; Morris, 17,000 vested shares; Gilbert, 18,000 vested shares; Georgitsis, 18,000 vested shares; Young, 10,000 vested shares; Evans, 28,000 vested shares; and Meyers, 21,000 vested shares.

    (6) The denominator for all percentages include the number of beneficially owned stock options of the Director and Executive Officer Group.

    (7) According to its most recent Schedule 13D, by letter agreement Shapiro Capital Management Company, Inc., has granted ABC its proxy to vote Shapiro's Company shares under certain circumstances, therefore the number of Company shares owned by Shapiro are deemed to be beneficially owned by ABC.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transition Services Agreement. The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, financial, legal, tax, cash management, human resources, and risk management activities. The Transition Services Agreement is effective indefinitely, unless terminated by either party on 90 days' notice. The Agreement requires the Company to pay a service fee for these services based on the value and cost of services provided. Certain other expenses, primarily data processing and programming services, are charged to the Company based on their actual cost to ABC. Total fees charged to the Company under this agreement were as follows:

--------------------------------------------------------------------------------

                                                                      1998             1997             1996
                                                                  -----------      -----------      -----------

     Service fee ...........................................      $ 1,342,800      $ 1,400,021      $ 1,543,829
     Data processing services ..............................        1,361,646        1,225,298        1,018,213
                                                                  -----------      -----------      -----------
                                                                  $ 2,704,446      $ 2,625,319      $ 2,562,042
                                                                  ===========      ===========      ===========

--------------------------------------------------------------------------------

Tire Asset Transfer Agreements. Effective as of July 1, 1991, in connection with the separation of the Company's assets from ABC-Treadco, Inc. (a wholly owned subsidiary of ABC), the Company assumed all obligations and liabilities (including contingent liabilities) relating to its business formerly operated by ABC-Treadco, Inc. or otherwise associated with its business assets, and agreed to indemnify and hold ABC-Treadco, Inc. harmless from all obligations and liabilities relating to the operations of its business prior to such date. In turn, ABC-Treadco, Inc. has agreed to indemnify and hold the Company harmless from all obligations and liabilities (including contingent liabilities) not relating to the Company's business.

Taxes. Effective as of July 1, 1991, ABC, ABC-Treadco, Inc. and the Company entered into an agreement to indemnify each other against certain tax liabilities and to allocate among them tax deficiencies and refunds, if any, arising with respect to periods prior to September 12, 1991.

Registration Rights. Pursuant to the terms of a Registration Rights Agreement dated as of July 1, 1991, the Company has agreed that upon the request of ABC, the Company will register, on up to two occasions, the sale of Company Common Stock owned by ABC or its affiliates that ABC requests be registered under the Securities Act of 1933, as amended, and applicable state securities laws. The Company's obligation is subject to certain limitations relating to the timing and size of registrations and other similar matters. The Company also is obligated to offer ABC the right to include shares of Common Stock owned by it or its affiliates in certain registration statements filed by the Company. The Company will indemnify ABC and its officers, directors and controlling persons for securities law liabilities in connection with any such offering, other than liabilities resulting from information furnished in writing by ABC. The Company is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions.

Other Arrangements. Affiliates of ABC paid the Company $2.2 million, $2.4 million and $2.5 million, for new and retread tires in 1998, 1997 and 1996, respectively.

In November 1998, the Company purchased from ABC an office building for use as the Company's headquarters. As consideration, the Company transferred its present headquarters building to ABC, along with a cash payment of $500,000. In the opinion of management of the Company, the transaction values were fair to the Company.

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

                                       TREADCO, INC.



                                 By:   /s/ David E. Loeffler
                                       -----------------------------------------
                                       David E. Loeffler
                                       Vice President - Chief Financial Officer
                                       and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                            Title                                       Date
             ---------                                            -----                                       ----

/s/ Robert A. Young, III                 Chairman of the Board                                           March 17, 1999
-------------------------------------                                                                -----------------------
Robert A. Young, III

/s/ John R. Meyers                       President and Chief Executive Officer                           March 16, 1999
-------------------------------------    (Principal Executive Officer)                               -----------------------
John R. Meyers

/s/ David E. Loeffler                    Vice President - Chief Financial Officer                        March 16, 1999
-------------------------------------    and Treasurer                                               -----------------------
David E. Loeffler                        (Principal Financial and Accounting Officer)

/s/ Nicolas M. Georgitsis                Director                                                        March 17, 1999
-------------------------------------                                                                -----------------------
Nicolas M. Georgitsis

/s/ Robert B. Gilbert                    Director                                                        March 16, 1999
-------------------------------------                                                                -----------------------
Robert B. Gilbert

/s/ William A. Marquard                  Director                                                        March 16, 1999
-------------------------------------                                                                -----------------------
William A. Marquard

/s/ John H. Morris                       Director                                                        March 16, 1999
-------------------------------------                                                                -----------------------
John H. Morris

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a) (1) AND (2), (c) AND (d)
          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1998
                                  TREADCO, INC.
                              FORT SMITH, ARKANSAS

                   FORM 10-K -- ITEM 8, ITEM 14(a)(1) AND (2)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                  TREADCO, INC.


The following financial statements of Treadco, Inc. are included in Item 8:

     BALANCE SHEETS -- December 31, 1998 and 1997

     STATEMENTS OF OPERATIONS -- Years ended December 31, 1998, 1997, and 1996

     STATEMENTS OF STOCKHOLDERS' EQUITY -- Years ended December 31, 1998, 1997, and 1996

     STATEMENTS OF CASH FLOWS -- Years ended December 31, 1998, 1997, and 1996

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Treadco, Inc.


We have audited the accompanying balance sheets of Treadco, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treadco, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP


Little Rock, Arkansas
January 22, 1999, except for Note O
 as to which the date is March 15, 1999

TREADCO, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 DECEMBER 31
                                                                            1998             1997
                                                                        -------------    -------------
ASSETS

CURRENT ASSETS
     Accounts receivable:
         Trade receivables, less allowances for doubtful accounts
         (1998 -- $1,326,226; 1997 -- $1,719,389) ...................   $  21,084,591    $  19,802,749
         Other (primarily national accounts and volume rebates) .....       6,085,814        5,734,366
     Due from affiliates ............................................         104,000           90,305
     Inventories ....................................................      30,670,287       27,326,046
     Prepaid expenses ...............................................         260,808            3,175
     Federal and state income taxes refundable ......................              --        1,221,681
     Deferred income taxes ..........................................       1,360,417        1,466,469
                                                                        -------------    -------------
         TOTAL CURRENT ASSETS .......................................      59,565,917       55,644,791

PROPERTY, PLANT AND EQUIPMENT
     Land ...........................................................       5,084,410        4,000,877
     Structures .....................................................      16,369,622       13,273,823
     Retreading and other equipment .................................      35,197,911       32,048,910
                                                                        -------------    -------------
                                                                           56,651,943       49,323,610
     Less allowances for depreciation ...............................     (22,338,592)     (17,994,542)
                                                                        -------------    -------------
                                                                           34,313,351       31,329,068

OTHER ASSETS
     Goodwill, less amortization
      (1998 -- $ 4,370,795; 1997 -- $3,908,806) .....................      12,232,164       12,694,153
     Noncompete agreements, less amortization
      (1998 -- $ 0; 1997 -- $1,132,082) .............................              --          174,167
     Deferred income taxes ..........................................         145,526               --
     Other ..........................................................       1,113,431          616,003
                                                                        -------------    -------------
                                                                           13,491,121       13,484,323
                                                                        -------------    -------------
                                                                        $ 107,370,389    $ 100,458,182
                                                                        =============    =============

TREADCO, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 DECEMBER 31
                                                                            1998             1997
                                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft .................................................   $  3,036,732     $    125,148
     Trade accounts payable .........................................     17,905,325       17,144,202
     Due to affiliate ...............................................        809,683          731,711
     Accrued salaries, wages and other expenses .....................      8,562,858        8,066,536
     Federal and state income taxes .................................      3,033,597               --
     Current portion of long-term debt ..............................      2,544,645        2,304,691
                                                                        ------------     ------------
         TOTAL CURRENT LIABILITIES ..................................     35,892,840       28,372,288

LONG-TERM DEBT, less current portion ................................      6,159,351       12,883,763

OTHER LIABILITIES ...................................................        102,398           89,860

DEFERRED INCOME TAXES ...............................................             --          277,703

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued .....................             --               --
     Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding 5,072,255 shares .................................         50,723           50,723
     Additional paid-in capital .....................................     45,623,346       45,623,346
     Retained earnings ..............................................     19,541,731       13,160,499
     Accumulated other comprehensive income .........................             --               --
                                                                        ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY .................................     65,215,800       58,834,568
                                                                        ------------     ------------
COMMITMENTS AND CONTINGENCIES
                                                                        $107,370,389     $100,458,182
                                                                        ============     ============


The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                             YEAR ENDED DECEMBER 31
                                                     1998             1997             1996
                                                 -------------    -------------    -------------
SALES
     Non-affiliates ..........................   $ 179,046,969    $ 158,912,429    $ 141,613,036
     Affiliates ..............................       2,246,239        2,363,782        2,541,091
                                                 -------------    -------------    -------------
                                                   181,293,208      161,276,211      144,154,127
COSTS AND EXPENSES
     Materials and cost of new tires .........     118,223,620      109,821,411      103,751,776
     Salaries and wages ......................      31,845,776       27,551,473       23,233,814
     Depreciation and amortization ...........       6,266,151        5,610,647        4,389,621
     Administrative and general ..............      22,465,951       20,801,826       17,961,604
                                                 -------------    -------------    -------------
                                                   178,801,498      163,785,357      149,336,815

OPERATING INCOME (LOSS) ......................       2,491,710       (2,509,146)      (5,182,688)

OTHER INCOME
     Settlement of litigation ................       9,124,227               --               --
     Interest income .........................          39,479           43,682           26,252
     Gain on asset sales .....................         447,734          276,570        1,298,215
     Other ...................................         131,511          290,649          129,265
                                                 -------------    -------------    -------------
                                                     9,742,951          610,901        1,453,732

OTHER EXPENSES
     Interest ................................       1,125,026        1,256,452          899,786
     Amortization of goodwill ................         461,989          461,989          461,989
     Amortization of noncompete agreements ...         174,167          261,250          261,250
                                                 -------------    -------------    -------------
                                                     1,761,182        1,979,691        1,623,025
                                                 -------------    -------------    -------------

INCOME (LOSS) BEFORE
 INCOME TAXES ................................      10,473,479       (3,877,936)      (5,351,981)

FEDERAL AND STATE INCOME
 TAXES (CREDIT)
     Current .................................       4,409,424       (1,897,172)      (1,735,453)
     Deferred ................................        (317,177)         523,612         (357,727)
                                                 -------------    -------------    -------------
                                                     4,092,247       (1,373,560)      (2,093,180)
                                                 -------------    -------------    -------------

NET INCOME (LOSS) ............................   $   6,381,232    $  (2,504,376)   $  (3,258,801)
                                                 =============    =============    =============

INCOME (LOSS) PER COMMON SHARE:
     Basic ...................................   $        1.26    $        (.49)   $        (.64)
                                                 =============    =============    =============
     Diluted .................................   $        1.25    $        (.49)   $        (.64)
                                                 =============    =============    =============

CASH DIVIDENDS PAID PER COMMON SHARE .........   $          --    $         .12    $         .16
                                                 =============    =============    =============


The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                       ACCUMULATED
                                          COMMON STOCK               ADDITIONAL                           OTHER
                                                       PAR            PAID-IN          RETAINED       COMPREHENSIVE
                                     SHARES           VALUE           CAPITAL          EARNINGS           INCOME
                                  ------------     ------------     ------------     ------------     -------------
Balances at January 1, 1996 .        5,072,255     $     50,723     $ 45,623,346     $ 20,343,907     $          --
     Net loss ...............               --               --               --       (3,258,801)               --
     Cash dividends .........               --               --               --         (811,561)               --
                                  ------------     ------------     ------------     ------------     -------------

Balances at December 31, 1996        5,072,255           50,723       45,623,346       16,273,545                --
     Net loss ...............               --               --               --       (2,504,376)               --
     Cash dividends .........               --               --               --         (608,670)               --
                                  ------------     ------------     ------------     ------------     -------------

Balances at December 31, 1997        5,072,255           50,723       45,623,346       13,160,499                --
     Net income .............               --               --               --        6,381,232                --
                                  ------------     ------------     ------------     ------------     -------------

Balances at December 31, 1998        5,072,255     $     50,723     $ 45,623,346     $ 19,541,731     $          --
                                  ============     ============     ============     ============     =============


The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                       YEAR ENDED DECEMBER 31
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
OPERATING ACTIVITIES
     Net income (loss) ..................................   $  6,381,232    $ (2,504,376)   $ (3,258,801)
     Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization ..................      6,266,151       5,610,647       4,389,621
         Amortization of goodwill .......................        461,989         461,989         461,989
         Amortization of noncompete agreements ..........        174,167         261,250         261,250
         Provision for losses on accounts receivable ....      1,456,706       2,340,630       1,645,349
         Provision (credit) for deferred income taxes ...       (317,177)        523,612        (357,727)
         Gain on asset sales ............................       (447,734)       (276,570)     (1,298,215)
         Changes in operating assets and liabilities:
           Receivables ..................................     (2,464,710)     (3,556,281)     (1,002,972)
           Inventories and prepaid expenses .............     (3,782,442)      2,870,139       3,004,523
           Federal and state income taxes refundable ....      1,221,681         404,254      (1,625,935)
           Other assets .................................        155,772          (6,534)       (706,306)
           Trade accounts payable, accrued expenses
            and income taxes payable ....................      4,132,245       4,028,989       5,784,752
           Due to/from affiliates .......................         64,277        (163,648)        575,135
           Other liabilities ............................         12,538          18,171          17,323
                                                            ------------    ------------    ------------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES ...................................     13,314,695      10,012,272       7,889,986

INVESTING ACTIVITIES
     Purchases of plant facilities and other property
      and equipment .....................................    (10,577,501)     (2,015,325)    (11,433,665)
     Proceeds from asset sales ..........................        656,546         856,129       3,048,387
     Acquisition of assets ..............................     (1,275,759)             --              --
                                                            ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ...................    (11,196,714)     (1,159,196)     (8,385,278)

FINANCING ACTIVITIES
     Borrowings under revolving credit facility .........     53,825,000      33,885,000      36,635,000
     Payments under revolving credit facility ...........    (56,575,000)    (40,185,000)    (36,335,000)
     Principal payments on other long-term
      debt and capitalized lease obligations ............     (2,279,565)     (2,085,358)       (597,244)
     Dividends paid .....................................             --        (608,670)       (811,561)
     Net increase in cash overdrafts ....................      2,911,584         125,148              --
                                                            ------------    ------------    ------------
NET CASH USED IN
 FINANCING ACTIVITIES ...................................     (2,117,981)     (8,868,880)     (1,108,805)
                                                            ------------    ------------    ------------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS .......................................             --         (15,804)     (1,604,097)
     Cash and cash equivalents at beginning of year .....             --          15,804       1,619,901
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR .........................................   $         --    $         --    $     15,804
                                                            ============    ============    ============


The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE A -- ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization: Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering of 2,500,000 shares of common stock. At December 31, 1998, ABC owned approximately 49% of the Company's outstanding shares.

In 1996, the Company entered into comprehensive, multi-year license agreements for the majority of its locations with Oliver Rubber Company ("Oliver"). Under the license agreements, Oliver will be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. These license agreements require that the Company purchase from Oliver not less than 90% of all rubber materials within the license territory for a one-year period or until the Company has repaid all debt owed to Oliver. Prior to entering into the Oliver license agreements, the Company had similar agreements with Bandag Incorporated ("Bandag") which were terminated in 1996. As of December 31, 1995, $840,000 in costs was accrued to provide for the costs of removal of Bandag equipment which was required under the Bandag franchise agreements. The equipment was sold to Bandag in 1996 at its estimated fair market value, resulting in a gain of $1,034,372. The actual costs of equipment removal incurred in 1996 did not differ materially from the $840,000 estimated at December 31, 1995. The removal of Bandag equipment and the installation of Oliver equipment were completed in phases throughout the first three quarters of 1996 with approximately one-third of the Company's production facilities converted each quarter.

Business: The Company's operations include truck tire retreading and the sale of both retreaded and new truck tires, as well as related services.

NOTE B -- ACCOUNTING POLICIES

Cash and Cash Equivalents: Short-term investments having a maturity of ninety days or less when purchased are considered cash equivalents.

Claims Liabilities: The Company is self-insured up to certain limits for workers' compensation and certain property damage and liability claims. Provision has been made for the estimated retained liability for such claims, based on historical trends, claims frequency, severity and other factors.

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

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


Consolidation: In May 1997, the Company's wholly owned subsidiary, Trans-World Casings, Inc. was merged into the Company. Prior to that date, the financial statements included the accounts of the Company and Trans-World Casings, Inc. All significant intercompany accounts and transactions were eliminated in consolidation.

Derivative Financial Instruments: The Company had no derivatives outstanding at December 31, 1998 or 1997.

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

Income Taxes: Deferred income taxes are accounted for under the liability method. Deferred income tax assets and liabilities reflect the effects of temporary differences arising from a 1988 purchase transaction and the timing of depreciation and cost recovery deductions and certain accrued expenses.

Inventories: Inventories are carried at the lower of cost (first-in, first-out method) or market.

Noncompete Agreements: Certain noncompete agreements were entered into in conjunction with a 1993 acquisition. These agreements were amortized over five-year terms and were fully amortized during 1998.

Property, Plant and Equipment: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, the cost of such assets is depreciated principally by the straight-line method over the estimated useful life of the related asset ranging from 3 to 15 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used.

Interest on funds used to finance construction of significant additions to property and equipment is capitalized and amortized over the remaining life of the related asset. During 1998, $37,000 of interest was capitalized. No interest was capitalized during 1997 or 1996.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Revenue Recognition: Sales are recognized when goods are delivered or services performed.

Earnings (Loss) Per Share: The calculation of earnings (loss) per share is based on the weighted average number of common (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Service Fees and Other Related Party Transactions: The Company is a party to a Transition Services Agreement with ABC whereby ABC provides services in the areas of accounting, data processing, financial, legal, tax, cash management, human resources, and risk management activities. The Transition Services Agreement is effective indefinitely, unless terminated by either party on 90 days' notice. The Agreement requires the Company to pay a service fee for these services based on the value and cost of services provided. Certain other expenses, primarily data processing and programming services, are charged to the Company based on their actual cost to ABC. Total fees charged to the Company under this agreement were as follows:

--------------------------------------------------------------------------------

                                         1998            1997            1996
                                      ----------      ----------      ----------
     Service fee ...............      $1,342,800      $1,400,021      $1,543,829
     Data processing services ..       1,361,646       1,225,298       1,018,213
                                      ----------      ----------      ----------
                                      $2,704,446      $2,625,319      $2,562,042
                                      ==========      ==========      ==========

In November 1998, the Company purchased from ABC an office building for use as the Company's headquarters. As consideration, the Company transferred its present headquarters building to ABC, along with a cash payment of $500,000. In the opinion of management of the Company, the transaction values were fair to the Company.

NOTE C--RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification of components of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998. For 1998, this statement had no impact on the Company's financial statements since there are no items of other comprehensive income.

Segment Reporting: In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement provided new requirements for reporting of segment information in annual financial statements and also mandated reporting selected segment information in interim financial reports to shareholders. The Statement superseded FASB Statement No. 14 on segments. Management of the Company evaluated the requirements of Statement No. 131 and concluded that the Company operates in one business segment. Accordingly, this statement had no impact on the Company's financial statements.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


Pensions and Other Postretirement Benefits: In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revises employers' disclosures about pensions and other postretirement plans without changing the measurement or recognition of those plans. The Company adopted FASB Statement No. 132 in 1998.

Accounting for Costs of Computer Software: In March 1998, the Accounting Standards Executive Committee of the American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer costs incurred during the "application development stage" are required to be capitalized and amortized to income over the software's estimated useful life. The SOP will be effective for the Company on January 1, 1999. The SOP will result in capitalization of costs related to internal computer software development. All such costs are currently expensed. The amount of costs capitalized within any period will be dependent on the nature of software development activities and projects in that period.

Accounting for the Costs of Start-Up Activities: In April 1998, the AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Under the SOP, certain costs associated with start-up activities are required to be expensed as incurred. The SOP will be effective for the Company on January 1, 1999. The Company has historically expensed start-up costs, accordingly, the Company does not anticipate the adoption of this SOP to have a material impact on the Company's financial statements.

Derivative Instruments and Hedging Activities: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Statement is effective for the Company in 2000. The Company is evaluating the impact the Statement will have on its financial statements and related disclosures.

NOTE D-- INVENTORIES

--------------------------------------------------------------------------------

                                                             DECEMBER 31
                                                        1998            1997
                                                     -----------     -----------
New tires and finished retreaded tires .........     $25,523,111     $22,391,595
Materials and supplies .........................       5,147,176       4,934,451
                                                     -----------     -----------
                                                     $30,670,287     $27,326,046
                                                     ===========     ===========

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


NOTE E -- LONG-TERM DEBT

--------------------------------------------------------------------------------

                                                            DECEMBER 31
                                                      1998              1997
                                                   -----------       -----------
Credit Agreement (1) .......................       $ 1,250,000       $ 4,000,000
Notes payable (2) ..........................         3,225,780         6,115,683
Capital lease obligations (3) ..............         4,228,216         5,072,771
                                                   -----------       -----------
                                                     8,703,996        15,188,454
Less current portion .......................         2,544,645         2,304,691
                                                   -----------       -----------
                                                   $ 6,159,351       $12,883,763
                                                   ===========       ===========

(1) The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its tire casings, new tires and finished retreads inventories. At December 31, 1998, the borrowing base was $30.6 million. The Credit Agreement expires in September 2001 unless renewed or extended. At December 31, 1998, the weighted average interest rate on advances under the Credit Agreement was 7.1%. The Company pays a commitment fee on the unused portion of the Credit Agreement at variable rates determined under the Credit Agreement. At December 31, 1998, the commitment fee was .375%. The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at December 31, 1998.

(2) In 1996, the Company entered into note agreements with Oliver totaling approximately $5.2 million to finance the purchase of retreading equipment. These notes payable bear interest at 5% and are payable in monthly installments including interest through 2001.

     On February 1, 1996, the Company entered into a non-interest-bearing note to finance the purchase of non-Oliver retreading equipment installed in a new, leased, retreading facility. The note was discounted using a 7.5% interest rate to $1.9 million ($2.8 million face value). The note had a ten-year term. In April 1998, the seller of the equipment and the Company entered into an agreement whereby the seller assumed operations of the facility and the Company transferred ownership of the equipment to the seller. Under the agreement, the outstanding balance of the note ($1.8 million) was extinguished. There was no material gain or loss to the Company on the transaction.

(3) Capital leases include vehicle leases with terms ranging from 3 to 5 years with an average interest rate of 7.62%. Also included is a building lease with a term through 2009 and an interest rate of 7.50%. Capital lease obligations of $362,000, $2,318,000 and $4,141,000 were incurred for the years ended December 31, 1998, 1997 and 1996, respectively.

Interest paid totaled approximately $ 1,170,000 in 1998, $1,318,000 in 1997, and $900,000 in 1996.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


Annual maturities of long-term debt, excluding capital lease obligations, in 1999 through 2003 are as follows: 1999- $1,090,927; 2000 - $1,146,741; 2001 -
$2,189,300; 2002 - $48,812; and none thereafter.

NOTE F -- ACCRUED EXPENSES

--------------------------------------------------------------------------------

                                                              DECEMBER 31
                                                          1998           1997
                                                       ----------     ----------
Accrued salaries, wages and incentive plans ......     $1,699,285     $1,791,428
Accrued vacation pay .............................        842,706        722,706
Taxes other than income ..........................      2,330,117      2,168,205
Loss, injury, damage and workers'
 compensation claims reserves ....................      2,655,604      2,580,469
Pension and benefit plan costs ...................             --        158,361
Other ............................................      1,035,146        645,367
                                                       ----------     ----------
                                                       $8,562,858     $8,066,536
                                                       ==========     ==========

NOTE G -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     1998          1997           1996
                                                  -----------   -----------    -----------
Numerator:
   Numerator for basic and diluted earnings
    per share -- income (loss) available to
    common stockholders .......................   $ 6,381,232   $(2,504,376)   $(3,258,801)
                                                  ===========   ===========    ===========

Denominator:
   Denominator for basic earnings per
    share -- weighted-average shares ..........     5,072,255     5,072,255      5,072,255

   Effect of dilutive securities:
    Employee stock options ....................        20,057            --             --
                                                  -----------   -----------    -----------
   Dilutive potential common shares ...........        20,057            --             --
                                                  -----------   -----------    -----------

   Denominator for diluted earnings per
    share -- adjusted weighted-average
    shares and assumed conversions ............     5,092,312     5,072,255      5,072,255
                                                  ===========   ===========    ===========

Basic earnings (loss) per common share ........   $      1.26   $     (0.49)   $     (0.64)
                                                  ===========   ===========    ===========

Diluted earnings (loss) per common share ......   $      1.25   $     (0.49)   $     (0.64)
                                                  ===========   ===========    ===========

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


NOTE H -- FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

--------------------------------------------------------------------------------

                                                                    DECEMBER 31
                                                                 1998         1997
                                                              ----------   ----------
Deferred tax liabilities:

     Basis differences on property, plant and equipment ...   $  126,343   $  730,672
     Allowance for doubtful accounts ......................           --       18,418
                                                              ----------   ----------
         Total deferred tax liabilities ...................      126,343      749,090

Deferred tax assets:

     Accrued expenses .....................................    1,392,995    1,316,699
     Allowance for doubtful accounts ......................        7,461           --
     Uniform capitalization of inventories ................      193,634      175,313
     Postretirement benefit obligations other
      than pensions .......................................       38,196       33,518
     State net operating loss carryovers ..................           --      412,326
                                                              ----------   ----------
         Total deferred tax assets ........................    1,632,286    1,937,856
                                                              ----------   ----------
Net deferred tax assets ...................................   $1,505,943   $1,188,766
                                                              ==========   ==========

Significant components of the provision for income taxes are as follows:

--------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31
                                                       1998           1997           1996
                                                   -----------    -----------    -----------
Current tax expense (credit):

     Federal ...................................   $ 3,900,634    $(1,897,172)   $(1,735,453)
     State .....................................       508,790             --             --
                                                   -----------    -----------    -----------
         Total current tax expense (credit) ....     4,409,424     (1,897,172)    (1,735,453)

Deferred tax expense (credit):

     Federal ...................................      (466,445)       727,885        (63,724)
     State .....................................       149,268       (204,273)      (294,003)
                                                   -----------    -----------    -----------
         Total deferred tax expense (credit) ...      (317,177)       523,612       (357,727)
                                                   -----------    -----------    -----------
Total income tax expense (credit) ..............   $ 4,092,247    $(1,373,560)   $(2,093,180)
                                                   ===========    ===========    ===========

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


A reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

--------------------------------------------------------------------------------

                                                1998            1997            1996
                                            -----------     -----------     -----------
Income tax (benefit) at the statutory
 federal rate of 34% ....................   $ 3,560,983     $(1,318,498)    $(1,819,674)
Federal income tax effects of:
     State income taxes .................      (223,740)         69,453          99,961
     Resolution of tax contingencies ....       (71,067)        (81,195)       (172,922)
     Amortization of nondeductible
      goodwill ..........................       126,115         126,115         126,115
     Other ..............................        41,898          34,838         (32,657)
                                            -----------     -----------     -----------
Federal income taxes (benefit) ..........     3,434,189      (1,169,287)     (1,799,177)
State income taxes (benefit) ............       658,058        (204,273)       (294,003)
                                            -----------     -----------     -----------
                                            $ 4,092,247     $(1,373,560)    $(2,093,180)
                                            ===========     ===========     ===========
Effective income tax rate ...............         39.07%          (35.4)%         (39.1)%
                                            ===========     ===========     ===========

As of December 31, 1998, the Company had no state operating loss carryovers remaining.

Approximately $1,522,000 of income taxes were paid in 1998 and no income taxes were paid in 1997 and 1996. Income tax refunds amounted to $1,346,000 in 1998 and $2,374,000 in 1997.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


NOTE I - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The Company sponsors plans that provide supplemental postretirement medical benefits, life insurance and accident and vision care to full-time officers of the Company, paying up to 80% of the covered charges incurred by participants of the plan.

                                                        PENSION BENEFITS              OTHER BENEFITS
                                                      1998           1997           1998           1997
                                                  -----------    -----------    -----------    -----------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year ....   $ 3,685,313    $ 3,831,114    $   316,314    $   224,202
   Service cost ...............................       163,470        394,382          4,122          1,517
   Interest cost ..............................       269,029        263,914         15,472         17,995
   Amendments .................................      (641,578)            --             --             --
   Actuarial (gain) loss ......................     1,050,868       (217,973)       (78,393)        73,593
   Benefits paid ..............................      (608,903)      (586,124)       (18,659)          (993)
                                                  -----------    -----------    -----------    -----------
   Benefit obligation at end of year ..........   $ 3,918,199    $ 3,685,313    $   238,856    $   316,314
                                                  -----------    -----------    -----------    -----------

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
     beginning of year ........................     3,589,447      3,058,407             --             --
   Actual return on plan assets ...............       657,527        691,514             --             --
   Employer contribution ......................       400,517        425,650         18,659            993
   Benefits paid ..............................      (608,903)      (586,124)       (18,659)          (993)
                                                  -----------    -----------    -----------    -----------
   Fair value of plan assets at end of year ...     4,038,588      3,589,447             --             --
                                                  -----------    -----------    -----------    -----------

   Funded status ..............................       120,389        (95,866)      (238,856)      (316,314)
   Unrecognized net actuarial loss ............       886,897        305,631         34,102        112,495
   Unrecognized prior service cost ............      (540,548)        31,649         (8,794)       (10,992)
   Unrecognized net transition
     obligation (asset) .......................        (1,944)        (2,133)       110,676        118,581
                                                  -----------    -----------    -----------    -----------
   Prepaid (accrued) benefit cost .............   $   464,794    $   239,281    $  (102,872)   $   (96,230)
                                                  ===========    ===========    ===========    ===========

The net pension asset of $464,794 is included in other assets at December 31, 1998. The net pension asset of $239,281 at December 31, 1997, is comprised of a current liability of $158,361 included in accrued expenses and $397,642 included in other assets.

The postretirement liabilities of $102,872 as of December 31, 1998 and $96,230 as of December 31, 1997 are included in other liabilities in the accompanying balance sheets.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


                                              PENSION BENEFITS                 OTHER BENEFITS
                                         1998       1997       1996       1998       1997       1996
                                        ------     ------     ------     ------     ------     ------
WEIGHTED-AVERAGE ASSUMPTIONS
   AS OF DECEMBER 31:
   Discount rate ...................      7.03%      7.50%      7.10%      7.03%      6.95%      7.50%
   Rate of compensation increase ...      4.00%      4.00%      3.00%      4.00%      4.00%      3.00%
   Expected long-term returns
    on plan assets .................     10.00%      9.40%      9.00%        --         --         --

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (in health care cost trend) is 9% for 1999 and 1998 and is assumed to decrease gradually to 5% in 2002 and later.

                                                       PENSION BENEFITS                    OTHER BENEFITS
                                                 1998        1997        1996        1998        1997        1996
                                               --------    --------    --------    --------    --------    --------
COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost ............................   $163,470    $394,382    $388,021    $  4,122    $  1,517    $  6,409
   Interest cost ...........................    269,029     263,914     283,726      15,472      17,995      16,400
   Expected return on plan assets ..........   (342,717)   (289,051)   (327,242)         --          --          --
   Transition (asset) obligation
      recognition ..........................       (189)       (189)       (189)      7,905       7,905       7,905
   Amortization of prior service cost ......    (69,381)      2,767       2,767      (2,198)     (2,198)         --
   Recognized net actuarial loss ...........    154,794     105,884     158,809          --         315         237
                                               --------    --------    --------    --------    --------    --------
   Net periodic benefit cost ...............   $175,006    $477,707    $505,892    $ 25,301    $ 25,534    $ 30,951
                                               ========    ========    ========    ========    ========    ========


Assumed medical cost trend rates have a significant effect on the amounts reported for post retirement medical plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------

                                                                 1%         1%
                                                              INCREASE   DECREASE
                                                              --------   --------
Effect on total of service and interest cost components ...   $  3,705   $ (2,956)
Effect on postretirement benefit obligation ...............   $ 41,779   $(33,663)
                                                              --------   --------

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


The Company has an investment plan (the "401(k) Plan") covering substantially all employees. The investment plan permits participants to defer up to 15% of their salary by salary reduction as provided in Section 401(k) of the Internal Revenue Code. During 1998, up to 6% of a participant's compensation contributed to the plan was matched by a Company deposit of 50% of such contribution. During 1997 and 1996, up to 4% of a participant's compensation contributed to the plan was matched by a Company deposit of 50% of such contribution. The percentage of the Company match is set annually. The matching contribution charged to operations totaled approximately $318,000 in 1998; $121,000 in 1997; and $135,000 in 1996.

NOTE J -- STOCK OPTION AND PERFORMANCE AWARD PLANS

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


The Company's Stock Option Plan (the "Option Plan") provides that up to 350,000 shares of common stock are available for awards of incentive and non-qualified stock options to directors and key employees of the Company. Under the Option Plan, the exercise price will not be less than fair market value for incentive options. The options become exercisable ratably over a five-year or ten-year period for incentive options and non-qualified options, respectively.

The Company also had a Disinterested Director Stock Option Plan which provided that each of the directors who were administering the Company's Option Plan were granted stock options each May to purchase 5,000 shares of the Company's Common Stock. This plan was terminated in May 1994. The options previously granted under this plan will continue in effect according to their terms.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.8%, 6.2% and 6.0%; dividend yields of .01%, .01% and .01%; volatility factors of the expected market price of the Company's Common Stock of .37, .35 and .34; and a weighted-average expected life of the option of 9.5 years.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            1998              1997               1996
                                                      ---------------   ---------------    ---------------
Net income (loss) - as reported ...................   $     6,381,232   $    (2,504,376)   $    (3,258,801)
                                                      ===============   ===============    ===============

Net income (loss) - pro forma .....................   $     6,085,957   $    (2,789,488)   $    (3,442,965)
                                                      ===============   ===============    ===============

Income (loss) per share - as reported (basic) .....   $          1.26   $         (0.49)   $         (0.64)
                                                      ===============   ===============    ===============
Income (loss) per share - as reported (diluted) ...   $          1.25   $         (0.49)   $         (0.64)
                                                      ===============   ===============    ===============

Income (loss) per share - pro forma (basic) .......   $          1.20   $         (0.55)   $         (0.68)
                                                      ===============   ===============    ===============

Income (loss) per share - pro forma (diluted) .....   $          1.20   $         (0.55)   $         (0.68)
                                                      ===============   ===============    ===============

The following table summarizes the Company's stock option activity, and related information for the periods indicated:

                                              1998                1997                1996
                                       ------------------  ------------------  ------------------
                                                WEIGHTED-           WEIGHTED-           WEIGHTED-
                                                 AVERAGE             AVERAGE             AVERAGE
                                                EXERCISE            EXERCISE            EXERCISE
                                       OPTIONS   PRICE     OPTIONS   PRICE     OPTIONS   PRICE
                                       -------  ---------  -------  ---------  -------  ---------
Outstanding beginning of year ......   270,000   $  8.58   215,000   $  8.09    75,000   $ 13.30
Granted ............................    20,000      8.00    55,000     10.49   140,000      7.06
Exercised ..........................        --        --        --        --        --        --
Cancelled ..........................        --        --        --        --        --        --
                                       -------   -------   -------   -------   -------   -------
Outstanding - end of year ..........   290,000   $  8.54   270,000   $  8.58   215,000   $  8.09
                                       =======   =======   =======   =======   =======   =======

Exercisable at end of year .........   130,000   $  8.78    78,000   $  8.95    37,000   $ 10.00
                                       =======   =======   =======   =======   =======   =======

Estimated weighted-average
 fair value per share of options
 granted during the year ...........             $  4.43             $  6.21             $  4.47
                                                 =======             =======             =======

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


The following table summarizes information concerning currently outstanding and exercisable options:

                                            WEIGHTED-
                                             AVERAGE       WEIGHTED-                      WEIGHTED-
                                            REMAINING       AVERAGE                        AVERAGE
        RANGE OF              NUMBER       CONTRACTUAL     EXERCISE        NUMBER         EXERCISE
     EXERCISE PRICES        OUTSTANDING       LIFE           PRICE       EXERCISABLE        PRICE
     ---------------        -----------    -----------     ---------     -----------      ---------
      $5.75 - $8.00           145,000          7.4           $ 6.89        50,000           $ 6.72
     $10.00 - $10.75          145,000          6.3            10.19        80,000            10.07
     ---------------          -------          ---           ------        ------           ------
                              290,000                                     130,000
                              =======                                     =======

In October 1996, all grants issued prior to 1996 were repriced, changing the exercise price to $10.00. The options were originally priced from $11.25 to $15.75. The timing and requirements for vesting and the life of the options were not changed.

In October 1995, the Company adopted a performance award program and awarded 30,000 and 15,000 units to the Company's President and Executive Vice President, respectively. The units are valued based on the closing price per share of the Company's common stock. The awards become 100% vested after four years, with the awards increased yearly to the extent that the Company's return on equity exceeds 8%. During 1998, the Company awarded 855 and 428 units to the Company's President and Executive Vice President, respectively. Due to the reduction in the price per share of the Company's stock, the Company recorded a credit to expense of $56,000 in 1998 under the plan. The Company recorded expense of $134,000 and $200,000 in 1997 and 1996, respectively.

NOTE K -- LEASES AND COMMITMENTS

The future minimum payments under capitalized leases at December 31, 1998, are as follows:

        1999...............................................    $1,712,631
        2000...............................................     1,277,917
        2001...............................................       234,840
        2002...............................................       234,840
        2003 ..............................................       234,840
        Thereafter.........................................     1,668,213
                                                               ----------
        Total minimum lease payments.......................     5,363,281
        Amounts representing interest......................     1,135,065
                                                               ----------
        Present value of net minimum lease payments
          included in long-term debt ......................    $4,228,216
                                                               ==========

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


Assets held under capitalized leases are included in property, plant, and equipment at December 31 as follows:

                                                       1998              1997
                                                    ----------        ----------
Equipment ..................................        $4,488,189        $4,126,428
Land and buildings .........................         2,081,293         2,081,293
                                                    ----------        ----------
                                                     6,569,482         6,207,721
Less accumulated depreciation ..............         2,321,428         1,136,116
                                                    ----------        ----------
                                                    $4,248,054        $5,071,605
                                                    ==========        ==========

Lease amortization is included in depreciation expense. Capital lease obligations of $361,761 and $2,318,000 were incurred for the years ended December 31, 1998 and 1997, respectively.

Rental expense for various production facilities and sales locations amounted to approximately $1,405,000 in 1998, $1,765,000 in 1997 and $1,751,000 in 1996.

The future minimum rental commitments as of December 31, 1998, for all noncancellable operating leases are as follows:

        1999 .........................................  $1,485,652
        2000 .........................................     993,649
        2001 .........................................     720,768
        2002..........................................     564,241
        2003 .........................................     482,013
        Thereafter ...................................     603,960
                                                        ----------
                                                        $4,850,283
                                                        ==========

Certain of the leases are renewable for substantially the same rentals for varying periods. Future minimum rentals to be received under noncancellable subleases totaled approximately $732,000 at December 31, 1998.

NOTE L -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures of financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-term debt: The carrying amounts of the Company's borrowings under its revolving credit agreement approximates fair value since the interest rate under this agreement is variable. The fair values of the Company's notes payable arrangements are estimated using current market rates.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


The fair values of the Company's financial instruments and related carrying value as of December 31 are as follows:

                                            1998                          1997
                                ---------------------------   ---------------------------
                                CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                --------------   ----------   --------------   ----------
Cash and cash equivalents ...     $       --     $       --     $       --     $       --
Short-term debt .............      1,090,927      1,038,483      1,175,315      1,083,121
Long-term debt ..............      3,384,853      3,342,182      8,940,368      8,777,395
                                  ----------     ----------     ----------     ----------

NOTE M -- LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the results of operations, cash flows or the financial condition of the Company.

On October 30, 1995, the Company filed a lawsuit in Arkansas State Court, alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees had violated Arkansas statutory and common law in attempting to solicit the Company's employees to work for Bandag or its competing franchisees and attempting to divert customers from the Company. At the Company's request, the Court entered a Temporary Restraining Order barring Bandag, the Company's former officers J.J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring the Company's employees to work for Bandag or any of its franchisees, from diverting or soliciting the Company's customers to buy from Bandag franchisees other than the Company, and from disclosing or using any of the Company's confidential information. On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings, pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995. The Federal District Court ruled that under terms of the Company's franchise agreements with Bandag, all of the issues involved in the Company's lawsuit against Bandag were to be decided by arbitration. The arbitration hearing began September 21, 1998, and in December 1998, prior to the completion of the arbitration, the Company entered into a settlement with Bandag, and certain of Bandag's current and former employees. Under the settlement terms, the Company received a one-time payment of $9,995,000 in settlement of all the Company's claims. The settlement resulted in other income for the Company of $9,124,000. The settlement payment was used to reduce the Company's outstanding borrowings under its Revolving Credit Agreement.

During 1998, 1997, 1996 and 1995, the Company charged to general and administrative expenses $1,181,000, $552,000, $398,000 and $57,000, respectively, for legal expenses related to the Bandag claim.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued
--------------------------------------------------------------------------------


NOTE N -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1998 and 1997.

--------------------------------------------------------------------------------

                                                                 1998
                                                          THREE MONTHS ENDED
                                    MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                  ------------      ------------     ------------     ------------
Sales ..........................  $ 37,504,948      $ 47,093,595     $ 52,136,551     $ 44,558,114
Costs and expenses .............    38,081,442        45,592,596       50,730,022       44,397,438
                                  ------------      ------------     ------------     ------------
Operating income (loss) ........      (576,494)        1,500,999        1,406,529          160,676
Other expense (income) -- net...       394,834            65,831          308,581       (8,751,015)[a]
Income taxes (credit) ..........      (343,862)          569,300          442,581        3,424,228
                                  ------------      ------------     ------------     ------------
Net income (loss) ..............  $   (627,466)     $    865,868     $    655,367     $  5,487,463
                                  ============      ============     ============     ============

Basic and diluted net income
 (loss) per common share .......  $      (0.12)     $       0.17     $       0.13     $       1.08
                                  ============      ============     ============     ============


                                                                 1997
                                                          THREE MONTHS ENDED
                                    MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                  ------------      ------------     ------------     ------------
Sales ..........................  $ 33,211,474      $ 41,135,887     $ 46,769,038     $ 40,159,812
Costs and expenses..............    35,746,528        40,800,195       45,831,309       41,407,325
                                  ------------      ------------     ------------     ------------
Operating income (loss).........    (2,535,054)          335,692          937,729       (1,247,513)
Other expense -- net............       450,171           409,546          222,667          286,406
Income taxes (credit) ..........    (1,096,442)          (20,165)         294,247         (551,200)
                                  ------------      ------------     ------------     ------------
Net income (loss)...............  $ (1,888,783)     $    (53,689)    $    420,815     $   (982,719)
                                  ============      ============     ============     ============

Basic and diluted net income
 (loss) per common share........  $      (0.37)     $      (0.01)    $       0.08     $      (0.19)
                                  ============      ============     ============     ============

[a] Other income for the fourth quarter of 1998 includes income of $9.1 million related to the settlement of a dispute between the Company and Bandag, Incorporated.

NOTE O - SUBSEQUENT EVENT

On January 22, 1999, ABC announced that it had submitted a formal proposal to the Company's Board of Directors in which the outstanding shares of the Company's common stock not owned by ABC would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., the Company's largest independent stockholder, which beneficially owns 1,132,775 shares (or approximately 22%) of the common stock of the Company. On March 15, 1999, ABC and the Company signed a definitive merger agreement for the acquisition of all shares of the Company's stock not owned by ABC for $9.00 per share in cash via a tender offer to commence within five business days after the signing of the merger agreement. The tender offer is subject to certain conditions including ABC owning two-thirds of the outstanding Company shares upon completion of the tender. ABC currently owns approximately 49% of the Company's shares.

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  TREADCO, INC.

             COLUMN A                               COLUMN B              COLUMN C                COLUMN D         COLUMN E
             --------                               --------              --------                --------         --------
                                                                         ADDITIONS
                                                                 --------------------------
                                                                    (1)           (2)

                                                   BALANCE AT    CHARGED TO    CHARGED TO
                                                   BEGINNING      COSTS &    OTHER ACCOUNTS     DEDUCTIONS -     BALANCE AT
            DESCRIPTION                            OF PERIOD      EXPENSES      DESCRIBE          DESCRIBE      END OF PERIOD
            -----------                            ----------    ----------  -------------     --------------   -------------
Year Ended December 31, 1998:
   Deducted from asset accounts:
    Allowance for doubtful accounts receivable     $1,719,389    $1,456,706   $466,942 (A)     $2,316,811 (B)    $1,326,226
                                                   ==========    ==========   ========         ==========        ==========

Year Ended December 31, 1997:
   Deducted from asset accounts :
    Allowance for doubtful accounts receivable     $1,161,266    $2,340,630   $382,607 (A)     $2,165,114 (B)    $1,719,389
                                                   ==========    ==========   ========         ==========        ==========

Year Ended December 31, 1996:
   Deducted from asset accounts:                                               341,359 (A)
    Allowance for doubtful accounts receivable     $1,163,835    $1,645,349   $ 47,943 (C)     $2,037,220 (B)    $1,161,266
                                                   ==========    ==========   ========         ==========        ==========

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

----------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#  Designates a compensation plan for Directors or Executive Officers.