Form 10-Q
period 1999-03-31
TREADCO INC
filed 1999-05-13
CIK 876948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1999
                                                    ----------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________


Commission File Number  0-19390
                       ---------

                                  TREADCO, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                     7534 and 5531              71-0706271
-------------------------------   ----------------------------  -------------------
(State or other jurisdiction of   (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)      Classification Code No.)    Identification No.)

                             1000 South 21st Street
                           Fort Smith, Arkansas 72901
                                 (501) 788-6400
                    -----------------------------------------
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding at April 26, 1999
----------------------------                      -----------------------------
Common Stock, $.01 par value                             5,072,255 shares

                                  TREADCO, INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Balance Sheets --
                March 31, 1999 and December 31, 1998.................................................        3

                Statements of Operations --
                For the Three Months Ended March 31, 1999 and 1998...................................        5

                Statements of Cash Flows --
                For the Three Months Ended March 31, 1999 and 1998...................................        6

                Notes to Financial Statements -- March 31, 1999 .....................................        7

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................................       10


PART II.  OTHER INFORMATION

ITEM 1.         Legal Proceedings ...................................................................       16

ITEM 2.         Changes in Securities ...............................................................       16

ITEM 3.         Defaults Upon Senior Securities .....................................................       16

ITEM 4.         Submission of Matters to a Vote of Security Holders .................................       16

ITEM 5.         Other Information ...................................................................       16

ITEM 6.         Exhibits and Reports on Form 8-K ....................................................       16


SIGNATURES      .....................................................................................       17

EXHIBIT INDEX   .....................................................................................       18

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TREADCO, INC.
BALANCE SHEETS

                                                                  MARCH 31             DECEMBER 31
                                                                    1999                   1998
                                                               --------------         --------------
                                                                 (UNAUDITED)              (NOTE)
ASSETS

CURRENT ASSETS
     Accounts receivable:
         Trade receivables, less allowance for
          doubtful accounts (1999 -- $1,210,588;
          1998 -- $1,326,226 )                                 $   20,340,940         $   21,084,591
         Other (primarily national accounts
         and volume rebates)                                        3,861,504              6,085,814
     Due from affiliates                                               83,220                104,000
     Inventories                                                   30,452,891             30,670,287
     Prepaid expenses                                                 259,003                260,808
     Deferred income taxes                                          1,437,665              1,360,417
                                                               --------------         --------------
         TOTAL CURRENT ASSETS                                      56,435,223             59,565,917

PROPERTY, PLANT AND EQUIPMENT
     Land                                                           4,708,599              5,084,410
     Structures                                                    15,243,824             16,369,622
     Retreading and other equipment                                38,874,728             35,197,911
                                                               --------------         --------------
                                                                   58,827,151             56,651,943
     Less allowances for depreciation                             (22,767,423)           (22,338,592)
                                                               --------------         --------------
                                                                   36,059,728             34,313,351
OTHER ASSETS
     Goodwill, less amortization
      (1999 -- $4,486,292; 1998 -- $4,370,795)                     12,116,667             12,232,164
     Deferred income taxes                                            160,956                145,526
     Other                                                          1,400,219              1,113,431
                                                               --------------         --------------
                                                                   13,677,842             13,491,121
                                                               --------------         --------------
                                                               $  106,172,793         $  107,370,389
                                                               ==============         ==============

TREADCO, INC.
BALANCE SHEETS

                                                                  MARCH 31              DECEMBER 31
                                                                    1999                   1998
                                                               --------------         --------------
                                                                 (UNAUDITED)              (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                            $      563,688         $    3,036,732
     Trade accounts payable                                        16,798,194             17,905,325
     Due to affiliate                                                 876,387                809,683
     Accrued salaries, wages and other expenses                     8,794,594              8,562,858
     Federal and state income taxes                                   146,303              3,033,597
     Current portion of long-term debt                              2,422,985              2,544,645
                                                               --------------         --------------
         TOTAL CURRENT LIABILITIES                                 29,602,151             35,892,840

LONG-TERM DEBT, less current portion                               11,733,229              6,159,351

OTHER LIABILITIES                                                     104,057                102,398

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share --
       authorized 2,000,000 shares; none issued                          --                     --
     Common stock, par value $.01 per share --
       authorized 18,000,000 shares; issued and
       outstanding 5,072,255 shares                                    50,723                 50,723
     Additional paid-in capital                                    45,623,346             45,623,346
     Retained earnings                                             19,059,287             19,541,731
                                                               --------------         --------------
         TOTAL STOCKHOLDERS' EQUITY                                64,733,356             65,215,800

COMMITMENTS AND CONTINGENCIES

                                                               $  106,172,793         $  107,370,389
                                                               ==============         ==============


Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                    1999                   1998
                                                               -------------------------------------
                                                                            (UNAUDITED)
SALES
     Non-affiliates                                            $   40,460,114         $   36,554,973
     Affiliates                                                       484,280                949,975
                                                               --------------         --------------
                                                                   40,944,394             37,504,948
COSTS AND EXPENSES
     Materials and cost of new tires                               26,551,866             24,676,323
     Salaries and wages                                             7,994,496              7,010,541
     Depreciation and amortization                                  1,659,701              1,487,801
     Administrative and general                                     4,993,745              4,906,777
                                                               --------------         --------------
                                                                   41,199,808             38,081,442
                                                               --------------         --------------
OPERATING LOSS                                                       (255,414)              (576,494)

OTHER INCOME
     Interest income                                                   10,700                 11,121
     Gain on asset sales                                              311,188                 22,725
     Other                                                               --                   51,139
                                                               --------------         --------------
                                                                      321,888                 84,985
OTHER EXPENSES
     Tender offer response costs                                      310,000                   --
     Interest                                                         176,098                299,010
     Amortization of goodwill                                         115,497                115,497
     Amortization of noncompete agreements                               --                   65,312
     Other                                                                516                   --
                                                               --------------         --------------
                                                                      602,111                479,819
                                                               --------------         --------------
LOSS BEFORE INCOME TAXES                                             (535,637)              (971,328)

FEDERAL AND STATE INCOME TAXES (CREDIT)
     Current                                                           39,485               (295,965)
     Deferred                                                         (92,678)               (47,897)
                                                               --------------         --------------
                                                                      (53,193)              (343,862)
                                                               --------------         --------------
NET LOSS                                                       $     (482,444)        $     (627,466)
                                                               ==============         ==============
BASIC AND DILUTED LOSS PER COMMON SHARE                        $        (0.10)        $        (0.12)
                                                               ==============         ==============
CASH DIVIDENDS PAID PER COMMON SHARE                           $          .00         $          .00
                                                               ==============         ==============

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
STATEMENTS OF CASH FLOWS


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                     1999                  1998
                                                               -------------------------------------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES
   Net loss                                                    $     (482,444)        $     (627,466)
   Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
      Depreciation and amortization                                 1,659,701              1,487,801
      Amortization of goodwill                                        115,497                115,497
      Amortization of noncompete agreements                              --                   65,312
      Provision for losses on accounts receivable                     192,782                385,844
      Provision (credit) for deferred income taxes                    (92,678)               (47,897)
      Gain on asset sales                                            (311,188)               (22,725)
      Changes in operating assets and liabilities:
         Receivables                                                2,775,179              2,210,919
         Inventories and prepaid expenses                             219,201             (1,159,327)
         Federal and state income taxes refundable                       --                 (279,462)
         Other assets                                                (286,788)                38,355
         Trade accounts payable, accrued expenses                  (4,152,923)               195,777
       Due to/from affiliates                                          87,484               (119,274)
       Other liabilities                                                1,659                  5,346
                                                               --------------         --------------

NET CASH (USED) PROVIDED BY
  OPERATING ACTIVITIES                                               (274,518)             2,248,700

INVESTING ACTIVITIES
   Purchases of plant facilities and other property
     and equipment, less notes payable                             (4,835,841)              (821,181)
   Construction in progress                                              --                 (641,671)
   Proceeds from asset sales                                        2,131,185                 22,725
                                                               --------------         --------------
NET CASH USED BY INVESTING ACTIVITIES                              (2,704,656)            (1,440,127)

FINANCING ACTIVITIES
   Borrowings under revolving credit facility                      19,600,000             14,400,000
   Payments under revolving credit facility                       (13,550,000)           (15,400,000)
   Principal payments on other long-term debt
      and capitalized lease obligations                              (597,782)              (584,636)
   Net (decrease) increase in cash overdrafts                      (2,473,044)               776,063
                                                               --------------         --------------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                              2,979,174               (808,573)
                                                               --------------         --------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                   --                     --
   Cash and cash equivalents at beginning of period                      --                     --
                                                               --------------         --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                             $         --           $         --
                                                               ==============         ==============

The accompanying notes are an integral part of these financial statements.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
--------------------------------------------------------------------------------


NOTE A -- ORGANIZATION

Treadco, Inc. (the "Company") was organized in June 1991 as the successor to the truck tire retreading and new truck tire sales business previously conducted and developed by a wholly owned subsidiary of Arkansas Best Corporation ("ABC"). In September 1991, the Company completed an initial public offering. At March 31, 1999, ABC owned approximately 49% of the Company's outstanding shares. See Note H.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE C -- INVENTORIES

                                                                  MARCH 31              DECEMBER 31
                                                                    1999                   1998
                                                               --------------         --------------
New tires and finished retreaded tires                         $   25,469,982         $   25,523,111
Materials and supplies                                              4,982,909              5,147,176
                                                               --------------         --------------
                                                               $   30,452,891         $   30,670,287
                                                               ==============         ==============


NOTE D - COMPREHENSIVE INCOME

During the quarter, the Company had no items of comprehensive income therefore, total comprehensive income is equivalent to net income (loss).

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued


NOTE E - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                    1999                   1998
                                                               --------------------------------------
                                                                           (UNAUDITED)
NUMERATOR:
   Numerator for basic and diluted earnings
      per share - loss available for
      common stockholders                                      $     (482,444)        $     (627,466)
                                                               ==============         ==============

DENOMINATOR:
   Denominator for basic earnings per share -
      Weighted-average shares                                       5,072,225              5,072,255

   Effect of dilutive securities:
      Employee stock options                                             --                     --
                                                               --------------         --------------
   Dilutive potential common shares                                      --                     --


   Denominator for diluted earnings per share -
      adjusted weighted-average shares
      and assumed conversions                                       5,072,255              5,072,255
                                                               ==============         ==============
Basic and diluted loss per common share                        $        (0.10)        $        (0.12)
                                                               ==============         ==============


NOTE F -- LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the results of operations, cash flows or the financial condition of the Company.

NOTE G -- LONG-TERM DEBT

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. The Company's borrowing base under the Credit Agreement is equal to 80% of its eligible accounts receivable and 50% of its tire casings, new tires and finished retreads inventories. At March 31, 1999, the borrowing base was $29.4 million. The Credit Agreement expires in September 2001 unless renewed or extended. At March 31, 1999, the weighted average interest rate on advances under the Credit Agreement was 6.5%. The Company pays a commitment fee on the unused portion of the Credit Agreement at variable rates determined under the Credit Agreement. At March 31, 1999, the commitment fee was 0.25%. The Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring the Company to meet certain financial tests. The Company was in compliance with the covenants at March 31, 1999.

TREADCO, INC.
NOTES TO FINANCIAL STATEMENTS -- Continued


NOTE H - RECENT ACCOUNTING STANDARDS

Accounting for Costs of Computer Software: In March 1998, the Accounting Standards Executive Committee of the American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer costs incurred during the "application development stage" are required to be capitalized and amortized to income over the software's estimated useful life. The Company adopted Statement of Position 98-1 on January 1, 1999. During the three months ended March 31, 1999, the Company capitalized $51,000 of software development costs.

Accounting for the Costs of Start-Up Activities: In April 1998, the AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Under the SOP, certain costs associated with start-up activities are required to be expensed as incurred. The Company adopted Statement of Position 98-5 on January 1, 1999. This statement had no impact on the Company's financial statements since the Company has historically expensed start-up costs.

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

NOTE I - SIGNIFICANT EVENT

On January 22, 1999, ABC announced that it had submitted a formal proposal to the Company's Board of Directors in which the outstanding shares of the Company's common stock not owned by ABC would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., the Company's largest independent stockholder, which beneficially owned 1,132,775 shares (or approximately 22%) of the common stock of the Company on March 31, 1999. On March 15, 1999, ABC and the Company signed a definitive merger agreement for the acquisition of all shares of the Company's stock not owned by ABC for $9.00 per share in cash via a tender offer. The tender offer commenced on March 23, 1999 and closed on April 20, 1999. A total of approximately 2,457,000 shares were tendered to ABC. Including the tendered shares, ABC owned approximately 98% of the Company at the closing of the tender. Subject to terms of the merger agreement, shares of common stock not tendered will be converted into the right to receive $9.00 per share. Pursuant to a second-step merger the Company will become a wholly owned subsidiary of ABC. The merger is anticipated to be completed by early June 1999.

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

     The following table sets forth for the periods indicated a summary of sales by category:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                              1999               1998                 INCREASE
                                           -----------        -----------             --------
SALES
Retread                                    $16,125,552        $15,503,889                4.0%
New Tires                                   20,255,206         18,289,075               10.8%
Service                                      4,563,636          3,711,984               22.9%
                                           -----------        -----------               ----
                                           $40,944,394        $37,504,948                9.2%
                                           ===========        ===========               ====


     The following table sets forth for the periods indicated a summary of the Company's operating costs and expenses as a percentage of sales.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                   1999             1998
                                                                  -----------------------
COSTS AND EXPENSES
     Materials and cost of new tires                               64.8%            65.8%
     Salaries and wages                                            19.5             18.7
     Depreciation and amortization                                  4.1              4.0
     Administrative and general                                    12.2             13.0
                                                                  -----            -----
                                                                  100.6%           101.5%
                                                                  =====            =====


Three Months Ended March 31, 1999 as Compared to Three Months Ended March 31,
1998

Sales (including sales to affiliates) for the three months ended March 31, 1999 increased 9.2% to $40.9 million from $37.5 million for the three months ended March 31, 1998. Retread sales for the 1999 first quarter were higher primarily due to a 2% increase in units sold and approximately a 2% increase in the sales price per unit. New tire sales for the 1999 first quarter were higher due to increased unit sales. Service revenues increased due to the Company's continued emphasis on its service operations. During the three months ended March 31, 1999, the Company sold approximately 157,000 retread truck tires, an increase of 2.0% from the three months ended March 31, 1998 and new tires sold increased 10.8% to 114,000 tires.

For the three months ended March 31, 1999, "same store" sales increased 7.9% and "new

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

store" sales accounted for 1.3% of the increase from the 1998 first quarter. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new sales location.

Operating costs and expenses were $41.2 million for the three months ended March 31, 1999 compared to $38.1 million during the three months ended March 31, 1998. For the three months ended March 31, 1999 the Company had an operating loss of $255,000 compared to an operating loss of $576,000 during the three months ended March 31, 1998. The Company had a net loss of $482,000, or a $0.10 loss per share (basic and diluted), for the 1999 first quarter, which included non-recurring charges of approximately $310,000 or $0.06 per common share (basic and diluted). Without these non-recurring charges, the Company's loss was approximately $172,000, or $0.04 per common share (basic and diluted). This compares to a net loss of $627,000 or a $0.12 loss per share during the three months of March 31, 1998.

Operating costs and expenses as a percent of sales were 100.6% for the three months ended March 31, 1999 compared to 101.5% for the three months ended March 31, 1998. Materials and cost of new tires as a percent of sales decreased primarily from lower new tire costs and improved production efficiency. Salaries and wages as a percent of sales increased due to increased service and inventory control personnel. Administrative and general costs as a percent of sales decreased as a result of several factors. Expenses related to legal services decreased $68,000 due to the settlement of the litigation with Bandag, Incorporated during the fourth quarter of 1998. Bad debt expense was $193,000 lower due to improved aging and collection of accounts receivable. Also, coverage of fixed costs improved with the higher sales volumes.

Interest expense for the three months ended March 31, 1999 was $176,000 compared to $299,000 for the three months ended March 31, 1998. The decrease resulted primarily from a reduction in debt outstanding and interest of $26,000 capitalized in 1999 for construction projects.

The $310,000 of non-recurring tender offer response costs were for investment banking and legal expenses related to the evaluation and fairness opinion provided to the special committee of independent directors of the Company in connection with the $9.00 per share tender offer by ABC.

The difference between the effective tax rate for the three months ended March 31, 1999 and the federal statutory rate resulted from the nondeductibility of the tender offer response costs, state income taxes and amortization of nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.91:1 at March 31, 1999 and 1.66:1 at December 31, 1998. Net cash used by operating activities was $275,000 for the three months ended March 31, 1999, compared to net cash provided of $2.2 million for the three months ended March 31, 1998. The decrease is due primarily to the payment of federal income taxes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

on proceeds from the Bandag settlement. Proceeds from assets sales of $2.1 million and borrowings were used to purchase trucks and equipment in the amount of $4.8 million during the three months ended March 31, 1999.

The Company is a party to a revolving credit facility with Societe Generale, Southwest Agency (the "Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At March 31, 1999, the amount borrowed under the Credit Agreement was $7.3 million.

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

Management of the Company began addressing the impact of the Year 2000 on its business operations and cash flows during 1996. The Company concluded that the Year 2000 would impact its internal information technology ("IT") and non-information technology systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment. Beginning in 1996, and continuing since that time, the Company has designated a group of personnel, who work primarily for the Company's computer information services affiliate, Data-Tronics Corp. to manage the conversion process for its own internal systems, including purchased software, and to coordinate the conversion process for supplier chain environment systems and effects. A discussion of the status of each of these areas follows:

Internal IT and Non-IT Systems

Year 2000 conversions within the mainframe environment have been completed and are Year 2000 ready and operational at the present time. Mainframe environment conversions which are Year 2000 ready include the hardware and operating systems, customized applications, and purchased software. The Company has retained certain purchased software systems and replaced certain purchased software systems. Installation of Year 2000 ready versions of retained and purchased software systems has been completed. The carrying value of software systems replaced for Year 2000 compliance was nominal.

Year 2000 conversions of the Company's desk-top environment, which includes network

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

hardware and operating systems software, as well as the networked PC hardware, operating systems and applications, have been completed for appropriate desk-top environments.

The Company's embedded systems are those that are automated with embedded computerized microprocessor chips. The Company's evaluation of embedded systems has revealed that all affected systems are Year 2000 ready.

External IT and Non-IT Systems

The Company is continuing to obtain an inventory of critical exposure arising from the Company's suppliers. The Company's list of suppliers includes financial institutions, telecommunications providers, utility companies and insurance providers, as well as basic suppliers critical to the operations of the Company, such as new tire manufacturers and the Company's supplier of retread rubber. The Company has sent and is continuing to send questionnaires to suppliers considered to be significant to operations to determine their status with respect to Year 2000 issues. The Company is continually updating its list of critical exposures.

The Company has completed an inventory of Year 2000 exposure with respect to data communication business partners. The Company has an agreement with a supplier to eliminate Year 2000 exposure prior to the end of this year.

The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers which, in the aggregate, are significant to the Company's operations and financial results.

Year 2000 Costs

Personnel employed by the Company's computer information services affiliate, Data-Tronics Corp., have performed Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $40,000. For the period of time since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses which are funded with internally-generated funds and the Company's revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for Year 2000 conversion represent less than 2% of the total 1999 forecasted data processing and programming costs.

Management of the Company estimates that it has incurred substantially all of its Year 2000 conversion costs. Any additional costs are expected to be nominal and, if expended, will be funded by internally-generated funds or the Company's revolving credit facility.

It is management's conclusion that there have been no significant information systems projects deferred as a result of Year 2000 efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Contingency Planning

Management of the Company has assessed its most reasonably likely worst case scenario using current information regarding the status of the Company's internal and external IT systems and non-IT systems. As noted above, the Company's computer information services affiliate has completed Year 2000 conversions within the Company's mainframe environment, certain purchased software systems and its desk-top environment. The risk that the Company faces is with its third-party suppliers and vendors not becoming Year 2000 compliant. The Company is still in the process of receiving and in some cases sending follow-up questionnaires to its critical suppliers, including some of its new tire vendors. The Company has experienced a good response rate with respect to its questionnaires. However, if the Company assumes that new tire inventory suppliers which have not responded to its questionnaires will not be Year 2000 compliant and that their tire manufacturing process will be adversely affected, the Company's ability to obtain sufficient new tires to meet ongoing customer needs would be adversely impacted. Such an event would likely result in lost revenues and, possibly, in a decline in margins if wholesale new tire prices rise as a result of a shortage. Lost revenues and margins resulting from new tire shortages cannot reasonably be estimated at this time.

The Company could also be materially, adversely impacted by disruptions in the economy generally resulting from Year 2000 issues. The Company could be the subject of litigation for computer systems failures such as, for example, equipment shutdown or failure to properly date business records. The amount of potential liability or lost revenue that might occur as a result of such events cannot be reasonably estimated at this time.

The Company's most reasonably likely worst case scenario will continually be updated and, also, it will be used to develop the Company's contingency plan which it is presently expecting to be completed by June 30, 1999. As part of this process, the Company plans to increase the level of follow-up on critical suppliers' progress in completing Year 2000 conversions and testing.

Like virtually all other public and private companies, the Company's day-to-day business is dependent on telecommunications services, banking services and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities or of any significant supplier that has disclosed that it will not be Year 2000 compliant by January 1, 2000. However, many of these entities are still involved in the process of attempting to become Year 2000 compliant. The Company plans to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to operations of the Company. However, it is likely that some critical suppliers will not give written assurance as to Year 2000 compliance because of concerns as to legal liability.

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

ITEM 2A.  MARKET RISK

Since December 31, 1998, there have been no significant changes in the Company's market risks as reported in the Company's Form 10-K Annual Report.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

          Exhibit 27 -- Financial Data Schedule

     (b) REPORTS ON FORM 8-K

          The Company filed a Form 8-K on February 2, 1999 and reported under
          Item 5 Other Events the following:

          On January 22, 1999, the Company announced that Arkansas Best Corporation had submitted a formal proposal to the Company's Board of Directors in which the outstanding shares of the Company's common stock not owned by Arkansas Best would be acquired for $9.00 per share in cash. The proposal has the support of Shapiro Capital Management Company, Inc., the Company's largest independent stockholder, which beneficially owns 1,132,775 shares (or approximately 22%) of the common stock of the Company. Arkansas Best owned approximately 49% of the Company on January 22, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               TREADCO, INC.
                               (Registrant)


Date: May 13, 1999             /s/ David E. Loeffler
                               ---------------------------------------------
                               David E. Loeffler
                               Vice President-Treasurer, Chief Financial Officer
                               and Principal Accounting Officer

                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
  27     Financial Data Schedule